Form 10-Q
period 1998-06-30
CLARION COMMERCIAL HOLDINGS INC
filed 1998-08-14
CIK 1056880

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998


                         Commission File Number: 1-14167

                        CLARION COMMERCIAL HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Maryland                                          13-3988895
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

335 Madison Avenue, New York, New York                              10017
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

       (Registrant's telephone number including area code): (212) 883-2500

                                 NOT APPLICABLE
             -------------------------------------------------------
             (Former name, former address, and former fiscal year if
                           changed since last report)

                       Indicate by check mark whether the
                  registrant (1) has filed all reports required
              to be filed by Section 13 or 15(d) of the Securities
                  Exchange Act of 1934 during the preceding 12
                   months (or for such shorter period that the
               registrant was required to file such reports), and
                       (2) has been subject to such filing
                       requirements for the past 90 days.

                                  (1) Yes X   No
                                  (2) Yes   No X

         As of August 12, 1998, 4,746,450 shares of voting common stock
                      ($.001 par value) were outstanding.

                        CLARION COMMERCIAL HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                         Page
PART I - FINANCIAL INFORMATION
Item 1.      Consolidated Interim Financial Statements (Unaudited)          3

             Consolidated Statement of Financial Condition at
             June 30, 1998                                                  3

             Consolidated Statement of Operations for the period
             June 2, 1998 (commencement of operations) through
             June 30, 1998                                                  4

             Consolidated Statement of Changes in Stockholders'
             Equity for the period June 2, 1998 (commencement
             of operations) through June 30, 1998                           5

             Consolidated Statement of Cash Flows for the period
             June 2, 1998 (Commencement of Operations) through
             June 30, 1998                                                  6

             Notes to Financial Statements                                  7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10


Part II      OTHER INFORMATION

Item 1.      Legal Proceedings                                             12

Item 2.      Changes in Securities and Use of Proceeds                     13

Item 3.      Defaults Upon Senior Securities                               13

Item 4.      Submission of Matters to a Vote of Security Holders           13

Item 5.      Other Information                                             13

Item 6.      Exhibits and Reports on Form 8-K                              13


SIGNATURES

                Clarion Commercial Holdings, Inc. & Subsidiaries
                  Consolidated Statement of Financial Condition
                                  June 30, 1998
                                   (Unaudited)


Assets:
     Cash and cash equivalents                                  $  1,925,339
     Securities - trading, at fair value                         224,299,951
     Commercial mortgage loan receivable                          13,052,642
     Other investments                                             7,307,638
     Accrued interest receivable                                   1,798,407
                                                                ------------

             Total assets                                       $248,383,977
                                                                ============


Liabilities and Stockholders' Equity:
  Liabilities:
     Repurchase agreements                                      $147,678,000
     Payable for purchase of Treasury stock                        1,640,100
     Dividends payable                                               724,605
     Other liabilities                                             1,851,235
                                                                ------------

             Total liabilities                                   151,893,940
                                                                ------------


Stockholders' equity:
     Preferred Stock, par value $.01 per share,
       25,000,000 shares authorized; no shares issued                   -
     Class A Common Stock, par value $.001 per share
       74,000,000 sharers authorized; 5,000,750 issued;
       4,895,150 shares outstanding                                    5,001
     Class B Common Stock, par value $.001 per share
       1,000,000 shares authorized; 175,000 issued
       and outstanding                                                   175
     Additional paid-in capital                                   98,092,869
     Retained earnings                                                32,092
     Treasury stock -- (105,600 shares), at cost                  (1,640,100)
                                                                ------------

             Total stockholders' equity                           96,490,037
                                                                ------------

             Total liabilities and stockholders' equity         $248,383,977
                                                                ============


                  The accompanying notes are an integral part of these
                            consolidated financial statements.

                Clarion Commercial Holdings, Inc. & Subsidiaries
                      Consolidated Statement of Operations
            For the Period June 2, 1998 (Commencement of Operations)
                              Through June 30, 1998
                                   (Unaudited)


Income:
    Income from securities -- trading                             $1,558,974
    Income from commercial mortgage loan                              72,790
    Income from other investments                                     30,858
    Interest income from cash and cash equivalents                    14,454
                                                                  ----------

    Total income                                                   1,677,076
                                                                  ----------

Expenses:
    Interest                                                         820,724
    Management fee                                                    79,360
    Other expenses                                                    20,295
                                                                  ----------

    Total expenses                                                   920,379
                                                                  ----------

Net Income                                                        $  756,697
                                                                  ==========

Net income per share data:
    Basic                                                         $    0.146
                                                                  ==========

    Diluted                                                       $    0.146
                                                                  ==========

Weighted average number of shares outstanding:
    Basic                                                          5,172,109
                                                                  ==========

    Diluted                                                        5,172,109
                                                                  ==========


                  The accompanying notes are an integral part of these
                            consolidated financial statements.

                Clarion Commercial Holdings, Inc. & Subsidiaries
            Consolidated Statement of Changes in Stockholders' Equity
            For the Period June 2, 1998 (Commencement of Operations)
                              Through June 30, 1998
                                   (Unaudited)


                                                      Common Stock         Additional
                                                      ------------          Paid-In       Retained        Treasury
                                       Shares      Class A    Class B       Capital       Earnings         Stock           Total
                                     ---------     -------    -------     -----------     ---------     -----------     -----------
Balance at June 2, 1998                    750     $    1      $ --       $    14,999     $   --        $    --         $    15,000

Issuance of common stock:
     Class A                         5,000,000      5,000        --        94,578,045         --             --          94,583,045
     Class B                           175,000       --         175         3,499,825         --             --           3,500,000

Dividends:
     Class A common stock               --           --          --            --          (700,105)         --            (700,105)
     Class B common stock               --           --          --            --           (24,500)         --             (24,500)

Net income                              --           --          --            --           756,697          --             756,697

Treasury Stock                        (105,600)      --          --            --             --         (1,640,100)     (1,640,100)
                                     ---------     ------      ----       -----------     ---------     -----------     -----------

Balance at June 30, 1998             5,070,150     $5,001      $175       $98,092,869     $  32,092     $(1,640,100)    $96,490,037
                                     =========     ======      ====       ===========     =========     ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                Clarion Commercial Holdings, Inc. & Subsidiaries
                      Consolidated Statement of Cash Flows
            For the Period June 2, 1998 (Commencement of Operations)
                              Through June 30, 1998
                                   (Unaudited)


Cash flows from operating activities:
  Net income                                                           $     756,697
     Adjustments to reconcile net income to net cash provided
       by operating activities:
          Discount accretion, net                                           (110,047)
          Unrealized gain on investment in commercial mortgage-
            backed securities                                             (1,320,908)
          Unrealized loss on investment in government securities           1,186,199
          Increase in accrued interest receivable                         (1,798,407)
          Increase in payable for purchase of treasury stock,
            dividends payable & other liabilities                          1,851,235
                                                                       -------------

Net cash provided by operating activities                                    564,769
                                                                       -------------

Cash flows from investing activities:
  Purchase of investments:
     Investment in commercial mortgage-backed securities                (222,675,089)
     Investment in government securities -- net                           (1,371,753)
     Commercial mortgage loan receivable                                 (13,059,465)
     Investment in other assets                                           (3,809,168)
                                                                       -------------

Net cash used in investing activities                                   (240,915,475)
                                                                       -------------

Cash flows from financing activities:
  Proceeds from repurchase agreements                                    147,678,000
  Proceeds from issuance of common stock,
    net of offering costs                                                 94,598,045
                                                                       -------------

Net cash flows provided by financing activities                          242,276,045
                                                                       -------------

Net increase in cash and cash equivalents
  and balance at June 30, 1998                                         $   1,925,339
                                                                       =============

Supplemental information:
  Interest paid                                                        $           0
                                                                       =============

Supplemental disclosures of cash flow information:
  * Dividends in the amount of $724,605 were declared on June 17, 1998 and paid on July 15, 1998.
  * Treasury stock in the amount of $1,640,100 purchased on June 30, 1998 was paid for on July 6, 1998.
  * The Company exchanged 175,000 class B shares of common stock valued at $3,500,000 for a 10% interest in a Limited Liability Company.


              The accompanying notes are an integral part of these
                        consolidated financial statement

NOTE 1              BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of Clarion Commercial Holdings, Inc. ("Clarion") and its subsidiaries (with Clarion, the "Company"). Clarion directly owns two subsidiaries, that will elect to be treated as real estate investment trusts for tax purposes. CCHI General, Inc. ("General Partner") and CLARCOMM Limited, Inc. ("Limited Partner"). General Partner and Limited Partner own 1% and 99% respectively of CLARCOMM Holdings, L.P. ("Operating Partnership"). All intercompany transactions and balances are eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the consolidated financial condition of the Company at June 30, 1998 and the results of its operations, the changes in its stockholders' equity and its cash flows for the 29-day period beginning June 2, 1998 (commencement of operations) through June 30, 1998. Operating results for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim periods or the period ending December 31, 1998.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated statement of financial condition and revenues and expenses for the period covered. Actual results could differ from those estimates and assumptions.

NOTE 2              ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Clarion was incorporated in Maryland in February 1998 and commenced its operations on June 2, 1998. The Company is a specialty finance company organized to invest in commercial mortgage-backed securities (primarily subordinate securities), commercial mortgage loans, mezzanine investments, equity investments, and other real estate related investments.

A summary of the Company's significant accounting policies follows:

SECURITIES - TRADING

The Company's government securities and commercial mortgage-backed securities are designated as trading assets because the Company is evaluating its current portfolio of securities for possible sales or other dispositions in the near term. Such securities are carried at estimated fair value, with the net unrealized gains or losses included in earnings. Interest income is recognized as it becomes receivable, and includes amortization of premiums and accretion of discounts, computed using the effective yield method.

The Company may, in the future, determine that certain of these assets will be held for longer periods of time, and will therefore, not be held principally for the purpose of selling them in the near term. At that point of determination, these assets may be hedged with longer term hedges such as swaps, forward swaps or other instruments. In this case, such assets would be classified as "Available-For-Sale" and any future unrealized gains and losses on the assets and associated hedges would be reported in a separate component of shareholders equity as dictated by SFAS 115.

COMMERCIAL MORTGAGE LOAN

The Company's investment in a commercial mortgage loan is carried at amortized cost, with interest income recognized as it becomes receivable. The Company periodically evaluates the collectibility of both interest and principal on its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a loan is determined to be impaired, a loss accrual is recorded through income, determined by discounting the expected future cash flows at the loan's effective interest rate or, for practical purposes, from the estimated fair value of the collateral.

OTHER INVESTMENTS

The Company's 10% interest in Clarion Capital, LLC (the "Manager") and the preferred interest in a limited partnership are accounted for at cost.

COMPREHENSIVE INCOME

The Company had no items of comprehensive income during the period ended June 30, 1998.


NET INCOME PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method.

For the period ending June 30, 1998, diluted net income per share was the same as basic net income per share, because the exercise price of the Company's outstanding stock options was in excess of the average trading price of the Company's common stock during the period.

INCOME TAXES

The Company intends to elect to be taxed as a Real Estate Investment Trust ("REIT") and comply with the provisions of the Internal Revenue Code of 1986, as amended, with respect thereto. Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met.

NOTE 3              SECURITIES - TRADING

The Company's securities - trading are carried at estimated fair value and were comprised of the following at June 30, 1998:

Securities - trading

                                                   Amortized          Unrealized             Fair
                                                     Cost             Gain/(Loss)            Value

----------------------------------------------------------------------------------------------------
Commercial Mortgage Backed Securities
     Investment grade                          $  32,187,938          $  157,496       $  32,345,434
     Non-investment grade                        190,605,551           1,163,412         191,768,963
U.S. Government Treasury Securities - net                                                    185,554
----------------------------------------------------------------------------------------------------
                                                                                       $ 224,299,951
                                                                                      ==============


During the period ended June 30, 1998, the Company entered into contracts to sell securities that it did not own at the time of the sale, at a specified price at a specified time (short sales). The Company utilizes these contracts as a means of mitigating the potential financial statement impact of changes in the fair value ("hedging") of its portfolio of commercial mortgage-backed securities due to changes in interest rates. These contracts involve the short sale of U.S. Treasury securities, and had terms that ranged from 1 day to 16 days. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. If the market value of the securities involved in the short sale increases, the Company may be required to meet a "margin call".

At June 30, 1998, the Company had open contracts to sell Treasury securities with face amounts totaling $175.7 million. Although the Company generally does not settle these contracts at expiration, but instead rolls them over into new contracts, if the Company had settled its open contracts at June 30, 1998, the counterparty would have been required to pay the Company $185,554.

The Company accounts for its short sales contracts at their market values, with unrealized gains or losses recorded in earnings. The estimated unrealized loss on these contracts at June 30, 1998 was $1,186,199, which is included in income from securities-trading in the statement of operations. During the period ended June 30, 1998, the Company recorded a realized loss of $210,501 from settled contracts.

During the period June 2, 1998 to June 30, 1998, the Company was in the process of acquiring its initial investment portfolio of securities. The composition of the portfolio of securities shown above should not be considered indicative of the composition of the portfolio that might be expected in the future.

The fair value of the Company's portfolio of commercial mortgage backed securities and government securities is estimated by management based on market prices provided by certain dealers who make a market in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.

The income for securities - trading for the period consisted of interest income of $1,634,766, net unrealized gains of $134,709 and a realized loss of $210,501 on U.S. Treasury securities sold.

NOTE 4              COMMON STOCK

Clarion common stock was sold through several transactions as follows:

Clarion was initially capitalized with the sale of 750 shares of Class A common stock on February 18, 1998, for a total of $15,000. Clarion received commitments on March 11, 1998 for the purchase, in private placements, of 1,000,000 shares of Class A common stock at $20 per share for a total of $20,000,000. The sale of these shares was consummated at the time of the closing of Clarion's initial public offering.

On June 2, 1998, Clarion completed its initial public offering of Class A common stock. Clarion issued 4,000,000 shares of Class A common stock at a price of $20 per share and received proceeds of $76,025,000, net of underwriting discounts and commissions. Offering costs in connection with the public offering amounting to approximately $1,442,000 have been charged against the proceeds of the offering. Concurrent with the initial public offering, Clarion issued 175,000 shares of Class B common stock in exchange for a 10% interest in Clarion Capital, LLC (the "Manager") and an option to purchase the remaining 90% interest (or all of the assets of) the Manager for 90% of fair market value.
The option may be exercised between January 2, 2000 and March 31, 2001 only with the approval of the Independent Directors.

On June 30, 1998, the Board of Directors of Clarion authorized a program to repurchase up to 400,000 shares of Class A Common Stock (the "Stock Repurchase Program"). Pursuant to the Stock Repurchase Program, purchases of Common Stock will be made at the sole discretion of management in the open market or in privately negotiated transactions until the earlier to occur of (i) the date on which the Company acquires, in the aggregate, 400,000 shares of Class A Common Stock or (ii) June 30, 1999.

On June 30, 1998, the Company acquired 105,600 shares of Class A Common Stock in the open market at a cost of $1,640,100. Subsequent to June 30 and through August 11, 1998, the Company had acquired an additional 148,700 shares in the open market for an aggregate cost of $2,355,831.

NOTE 5              TRANSACTIONS WITH AFFILIATES

Clarion has entered into a Management Agreement (the "Management Agreement") with the "Manager", the employer of certain directors and officers of Clarion, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of Clarion's Board of Directors. The Company will pay the Manager an annual base management fee equal to 1% of the average stockholders' equity as further defined in the Management Agreement.

The Company will also pay the Manager, as incentive compensation, an amount equal to 25% of the Adjusted Net Income of Clarion, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to 2.5% over the Ten-Year U.S. Treasury Rate as further defined in the Management Agreement. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of common stock before underwriting discounts and commissions and other costs of issuance.

In accordance with the terms of the Management Agreement, an accrual of $79,360 in base management fees was made for the period June 2, 1998 to June 30, 1998. The Company did not accrue for, or pay, the Manager any incentive compensation for the period June 2, 1998 to June 30, 1998.

On June 2, 1998, the Company acquired 22 classes of CMBS, one commercial mortgage loan and a preferred interest in a limited partnership from Gramon Fund (BVI), LP and Monroe Investment Corp., private funds managed by the Manager, as described in "Exhibit 10.1 - Purchase & Sale Agreement between the Company and Monroe Investment Corp." and "Exhibit 10.2 - Purchase & Sale Agreement between the Company and Gramon Fund (BVI), LP".

NOTE 6              STOCK INCENTIVE PLAN

Clarion has adopted a stock incentive plan (the "1998 Stock Incentive Plan") that provides for the grant of both non-qualified stock options, incentive stock options that meet the requirements of Section 422 of the Code, stock awards, deferred stock awards, dividend equivalents or other awards. Stock incentive awards may be granted to the directors, officers, consultants and key employees of Clarion, the Manager or affiliates of the Manager.

The exercise price for any stock option granted under the 1998 Stock Incentive Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. Each option must terminate no more than ten years from the date it is granted. Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the 1998 Stock Incentive Plan authorizes the grant of awards in the aggregate of up to 590,900 shares of common stock.

On June 2, 1998, pursuant to the 1998 Stock Incentive Plan, options to purchase 350,000 shares of Class A common stock were granted. 178,250 shares were granted to certain officers and directors of the Company, and 171,750 shares were granted to certain officers and employees of the Manager and its affiliates. The exercise price of these options is $20 per share. The remaining contractual life of each option is approximately ten years. One third of the options vested on June 30, 1998. The remaining options vest in equal installments on June 30, 1999, and June 30, 2000.

NOTE 7              REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements to finance a portion of its investments. As of June 30, 1998, the Company had entered into repurchase agreements in the amount of $147,678,000. The weighted average maturity of the agreements as of June 30 was 23 days and the weighted average borrowing rate was 6.1970%. The repurchase agreements were collateralized by sixteen classes of commercial mortgage-backed securities with an aggregate estimated fair market value of $165,141,887 at June 30, 1998.

As of June 30, 1998, all of the repurchase agreements had maturities of less than 30 days.

NOTE 8              FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed above, the Company's portfolio of securities is carried at its estimated fair value. Company management believes that the fair value of its financial instruments, including the commercial mortgage loan, cash and cash equivalents, and repurchase agreements approximates their carrying values, due to the short-term nature of the instruments or the fact that their terms approximate current market terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL: Clarion was organized in February 1998 to invest in commercial mortgage-backed securities (primarily subordinate securities), commercial mortgage loans, mezzanine investments, equity investments, and other real estate related investments. Substantially all of the $94.6 million of net proceeds received from the sale of 5,000,000 shares of its common stock in June 1998 together with the net proceeds of other financing arrangements has been used to acquire the Company's current portfolio of investments. The Company is currently performing due diligence on a variety of assets including preferred equity investments, joint venture equity investments and interim loans.

The following discussion of the Company's financial condition, results of operations, and capital resources and liquidity should be read in conjunction with the Interim Financial Statements and related Notes included in Item 1 hereof.

FUNDS FROM OPERATIONS: Most industry analysts consider FFO an appropriate supplementary measure of operating performance of a REIT. In general, FFO adjusts net income for non-cash charges such as depreciation, certain amortization expenses and most non-recurring gains and losses. However, FFO does not represent cash provided by operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of the results of the Company's performance or to cash flows as a measure of liquidity.

In 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. The Company computes FFO in accordance with the definition recommended by NAREIT.

For the 29-day period beginning June 2, 1998 and ending June 30, 1998, the Company's FFO was the same as its reported net income of $756,697 or $0.146 per share.

RESULTS OF OPERATIONS: Clarion began operations on June 2, 1998. Net income for the 29-day period beginning June 2, 1998 and ending June 30, 1998 amounted to $756,697 or $0.146 per share. Total income for the period was due primarily to interest income from securities available for trade of $1,634,766, unrealized gains on securities held for trade of $134,709 and a loss on the sale of securities of $210,501. Total expense for the period was due primarily to interest expense of $820,724 and management fees of $79,360.

The Company is currently in the process of acquiring its initial portfolio of investments, so the results of operations, including the interest yields on investments, realized during the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for future periods.

CHANGES IN FINANCIAL CONDITION

GENERAL: From June 2, 1998 to June 30, 1998 total assets increased by $248.4 million. This increase was due primarily to a $224.3 million increase in securities available for trade, $13.1 million increase in commercial mortgage loans receivable and a $7.3 million increase in other investments. Total liabilities increased by $151.9 million during the period, primarily due to a $147.7 million increase in repurchase agreements payable. At June 30, 1998, accrued expenses, payables and other liabilities of $1,851,235 were primarily comprised of accrued interest payable and unpaid costs incurred in connection with the organization and capitalization of the Company.

In accordance with the terms of the Management Agreement, an accrual of $79,360 in base management fees was made for the period June 2, 1998 to June 30, 1998. Clarion did not accrue for, or pay, the Manager any incentive compensation for the period June 2, 1998 to June 30, 1998.

STOCKHOLDERS' EQUITY: Stockholders' equity increased by $96.5 million from June 2, 1998 to June 30, 1998. The increase in stockholders' equity during this period was attributable to retained earnings of $32,092, an increase in common stock and additional paid-in capital of $98.1 million from the issuance of 5,000,000 shares of common stock in June 1998, and a decrease of $1.6 million due to the repurchase of stock. See the Statement of Changes in Stockholders' Equity in the Interim Financial Statements included in Item 1 hereof.

CAPITAL RESOURCES AND LIQUIDITY: Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities and for other general business purposes. The Company's primary sources of funds for liquidity consist of repurchase agreements and maturities and principal payments on securities and loans, and proceeds from sales thereof.

The Company's operating activities provided cash flows of $564,769 during the period June 2, 1998 to June 30, 1998

The Company's investing activities used cash flows totaling $240.9 million during the period June 2, 1998 to June 30, 1998. During the period, cash flows from investing activities were used primarily to purchase securities - trading and other investments.

The Company's financing activities provided $242.3 million during the period June 2, 1998 to June 30, 1998 and consisted primarily of net proceeds from the issuance of 5,000,750 shares of common stock and proceeds from repurchase agreements.

As discussed above, the Company is engaged in due diligence with respect to a variety of investments. In addition, the Company is engaged in discussions with respect to obtaining various third-party borrowings. To the extent that either of these two activities comes to fruition, the Company's liquidity and capital resources could be materially affected.

NEW ACCOUNTING PRONOUNCEMENT: In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a hedge exposure to variable cash flows of a forecasted transaction. The accounting for changes in the fair value of a derivative (e.g. through earnings or outside earnings, through comprehensive income) depends on the intended use of the derivative and the resulting designation.

SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. Company management is evaluating the impact that this statement will have on its hedging strategies and use of derivative instruments and is currently unable to predict the effect, if any, it will have on the Company's financial statements.

OTHER: The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company is currently evaluating the Year 2000 compliance of its suppliers and is seeking written assurance from software vendors and suppliers that their systems are Year 2000 compliant. In the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business operations could be adversely affected.

FORWARD-LOOKING STATEMENTS: Certain statements contained herein are not, and certain statements contained in future filings by the Company with the SEC, in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

At June 30, 1998 there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities and Use of Proceeds

On May 28, 1998, the Company sold (1) 750,000 shares of Common Stock to Monroe Investment Corp., a Maryland corporation, at a price of $20 per share of Common Stock or $15,000,000 in the aggregate and (2) 250,000 shares in the aggregate of Common Stock to Daniel Heflin and Clarion Partners, LLC, a New York limited liability company, at a price of $20 per share of Common Stock or $5,000,000 in the aggregate. The foregoing shares were sold without registration under the Securities Act in reliance on one or more exemptions therefrom. Also on May 28, 1998, Clarion issued 175,000 shares of Class B common stock in exchange for a 10% interest in the Manager and an option to purchase the remaining 90% interest (or all of the assets of) the Manager for 90% of fair market value. The option may be exercised between January 2, 2000 and March 31, 2001 only with the approval of the Independent Directors.

Use of Proceeds of Initial Public Offering:

Effective Date of the Company's Registration Statement:                         May 28, 1998.
Commission File Number                                                          333-47887

Date the Offering Commenced                                                     May 28, 1998

Names of Managing Underwriters                                                  Bear Stearns & Co. Inc.,
                                                                                Lehman Brothers,
                                                                                CIBC Oppenheimer,
                                                                                EVEREN Securities, Inc.

Class of Securities Registered                                                  Class A Common Stock

Amount Registered and Sold:

          Amount registered                                                     4,000,000 shares
          Aggregate price of offering amount registered                         $80,000,000
          Amount sold                                                           4,000,000 shares
          Aggregate offering price of amount sold                               $80,000,000

Expenses:  The expenses incurred in connection with the Offering were as follows:

Underwriting Discounts and Commissions*                                         $3,975,000
Finders Fees*                                                                   $0
Expenses Paid to or for Underwriters**                                          $0
Other Expenses**                                                                $1,442,000
Total Expenses**                                                                $5,417,000

*Actual amount of expense
**Reasonable estimate for amount of expense

None of the expenses of the Offering consisted of direct or indirect payments to
(i) directors, officers, general partners of the Company or their associates,
(ii) persons owning 10 percent or more of any class of equity securities of the Company, or (iii) affiliates of the Company.

Net Proceeds: The net offering proceeds to the Company from the Offering after deducting the total expenses described above was $74.6 million. All of the net proceeds of the Offering have been used to acquire the Company's investment portfolio of commercial mortgage-backed securities (primarily subordinate securities), commercial mortgage loans, mezzanine investments and other real estate related investments.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.1 - Purchase & Sale Agreement between the Company and Monroe Investment Corp.

Exhibit 10.2 - Purchase & Sale Agreement between the Company and Gramon Fund
(BVI), LP

Exhibit 10.3 - Form of 1998 Stock Incentive Plan (incorporated herein by reference to the Exhibits to Amendment No. 3 to the Registrant's Registration Statement No. 333-47887 on form S-11 filed on May 15, 1998)

Exhibit 10.4 - Form of Management Agreement (incorporated herein by reference to the Exhibits to Amendment No. 3 to the Registrant's Registration Statement No. 333-47887 on form S-11 filed on May 15, 1998)

Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K

(1) The Company filed a Form 8-K on June 11, 1998, which contained a news release announcing investment activity by the Company.

(2) The Company filed a Form 8-K on June 18, 1998, which contained a news release announcing investment activity by the Company.

(3) The Company filed a Form 8-K on July 1, 1998 to clarify information provided in its Form 8-K filed on June 15, 1998.

(4) The Company filed a Form 8-K on July 7, 1998 which contained a news release regarding the initiation of a stock repurchase program.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CLARION COMMERCIAL HOLDINGS, INC,



Dated: August 13, 1998          By: /s/ Daniel Heflin
                                    ____________________________________________
                                    Name: Daniel Heflin
                                    Title: President and Chief Executive Officer