Form 10-Q
period 1998-09-30
CLARION COMMERCIAL HOLDINGS INC
filed 1998-11-13
CIK 1056880

                     CLARION COMMERCIAL HOLDINGS, INC. 10-Q
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

                         Commission File Number: 1-14167

                        CLARION COMMERCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

             Maryland                                  13-3988895
--------------------------------------------------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

             335 Madison Avenue,                                 10017
             New York, New York
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)


       (Registrant's telephone number including area code): (212) 883-2500

                                 NOT APPLICABLE
             (Former name, former address, and former fiscal year if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes (X)            No

As of November 12, 1998, 4,636,750 shares of voting common stock ($.001 par value) were outstanding.

                        CLARION COMMERCIAL HOLDINGS, INC.
                                    FORM 10-Q

                                      INDEX


PART I    FINANCIAL INFORMATION.......................................................3

   Item 1:  Financial Statements......................................................3
     Consolidated Statement of Financial Condition....................................3
     Consolidated Statements of Operations............................................4
     Consolidated Statement of Changes in Stockholders' Equity........................5
     Consolidated Statement of Cash Flows.............................................6
     NOTES TO FINANCIAL STATEMENTS....................................................7

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..............................................13

PART II - OTHER INFORMATION..........................................................17

   Item 1. Legal Proceedings.........................................................17

   Item 2. Changes in Securities and Use of Proceeds.................................17

   Item 3. Defaults Upon Senior Securities...........................................17

   Item 4. Submission of Matters to a Vote of Security Holders.......................17

   Item 5. Other Information.........................................................17

   Item 6. Exhibits and Reports on Form 8-K..........................................17

SIGNATURES...........................................................................18

                          PART I..FINANCIAL INFORMATION

Item 1:  Financial Statements

                Clarion Commercial Holdings, Inc. & Subsidiaries
                  Consolidated Statement of Financial Condition
                               September 30, 1998
                                   (Unaudited)

Assets:
    Cash and cash equivalents                                         $  466,367
    Securities - trading                                             188,205,975
    Commercial mortgage loan receivable                               12,987,397
    Other investments                                                  7,309,167
    Accrued interest receivable                                        1,857,415
    Other assets                                                         133,653
                                                                     -----------
    Total assets                                                    $210,959,974
                                                                    ============

Liabilities and Stockholders' Equity:

Liabilities:

    Repurchase agreements                                           $159,903,000
    Distributions payable                                              2,165,288
    Other liabilities                                                  6,337,450
                                                                       ---------
    Total liabilities                                                168,405,738
                                                                     -----------

Stockholders' equity:
    Preferred Stock, par value $.01 per share,
        25,000,000 shares authorized; no shares issued                         -
    Class A Common Stock, par value $.001 per share,
        74,000,000 shares authorized; 5,000,750 issued;
        4,636,750 shares outstanding                                       5,001
    Class B Common Stock, par value $.001 per share,
        1,000,000 shares authorized; 175,000 issued
        and outstanding                                                      175
    Additional paid-in capital                                        98,085,797
    Accumulated deficit                                              (50,304,032)
    Treasury stock -- (364,000 shares), at cost                       (5,232,705)
                                                                    ------------
    Total stockholders' equity                                        42,554,236
                                                                      ----------
Total liabilities and stockholders' equity                          $210,959,974
                                                                    ============


   The accompanying notes are an integral part of these consolidated financial statements.

                Clarion Commercial Holdings, Inc. & Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                  For the period June 2, 1998
                                        For the three months     (commencement of operations)
                                    ended September 30, 1998       through September 30, 1998
                                     ------------------------      --------------------------
Income:
  Interest income from securities - trading       $7,358,168                     $8,992,934
  Realized losses from securities - trading      (1,099,396)                    (1,309,897)
  Unrealized losses from securities - trading   (48,041,149)                   (47,906,440)
  Income from commercial mortgage loan               231,599                        304,389
  Income from other investments                      150,776                        181,634
  Interest income from cash and cash equivalents      16,372                         30,826
                                                      ------                         ------
  Total income (loss)                           (41,383,630)                   (39,706,554)
                                                ------------                   ------------

Expenses:
  Interest                                         5,544,220                      6,364,944
  Management fee                                     241,326                        320,686
  Other expenses                                   1,001,661                      1,021,956
                                                   ---------                      ---------

  Total expenses                                   6,787,207                      7,707,586
                                                   ---------                      ---------

Net Loss                                      $ (48,170,837)                  $(47,414,140)
                                              ==============                  =============

Net loss per share data:
  Basic                                             $ (9.80)                       $ (9.52)
                                                    ========                       ========

  Diluted                                           $ (9.80)                       $ (9.52)
                                                    ========                       ========

Weighted average number of shares outstanding:
  Basic                                            4,916,584                      4,978,336
                                                   =========                      =========

  Diluted                                          4,916,584                      4,978,336
                                                   =========                      =========


   The accompanying notes are an integral part of these consolidated financial statements.

                Clarion Commercial Holdings, Inc. & Subsidiaries
            Consolidated Statement of Changes in Stockholders' Equity
            For the Period June 2, 1998 (Commencement of Operations)
                           Through September 30, 1998
                                   (Unaudited)


                                             Common Stock

                                   Shares   Class    Class    Additional    Retained      Treasury     Total
                                              A        B       Paid-In      Earnings       Stock
                                                               Capital
                                 ---------------------------------------------------------------------------------
Balance at June 2, 1998                750     $  1     $ --     $ 14,999          $ --        $ --   $    15,000
Issuance of common stock:
   Class A                       5,000,000    5,000       --   94,570,973            --          --    94,575,973
   Class B                         175,000       --      175    3,499,825            --          --     3,500,000

Distributions:
   Class A common stock                 --       --       --           --   (2,786,642)          --    (2,786,642)
   Class B common stock                 --       --       --           --     (103,250)          --      (103,250)
Net Loss                                --       --       --           --  (47,414,140)          --   (47,414,140)

Treasury Stock                    (364,000)      --       --           --            -- (5,232,705)    (5,232,705)
                                 ---------------------------------------------------------------------------------

Balance at September 30, 1998    4,811,750    5,001      175   98,085,797  (50,304,032) (5,232,705)    42,554,236
                                 =================================================================================



   The accompanying notes are an integral part of these consolidated financial statements.

                Clarion Commercial Holdings, Inc. & Subsidiaries
                      Consolidated Statement of Cash Flows
            For the Period June 2, 1998 (Commencement of Operations)
                           Through September 30, 1998
                                   (Unaudited)

Cash flows from operating activities:
    Net loss                                                                           $ (47,414,140)

    Adjustments to reconcile net loss to net cash provided by operating activities:
        Discount accretion, net                                                             (100,935)
        Unrealized loss on investment in commercial mortgage-
        backed securities                                                                 35,684,823
        Unrealized loss on investment in government securities                            12,221,618
        Increase in accrued interest receivable & other assets                            (1,991,068)
        Increase in other liabilities                                                      6,337,450
                                                                                           ---------

Net cash provided by operating activities                                                  4,737,748
                                                                                           ---------

Cash flows from investing activities:
    Purchase of investments:
        Investment in commercial mortgage-backed securities                             (222,576,009)
        Investment in government securities -- net                                       (42,167,874)
        Commercial mortgage loan receivable                                              (13,014,690)
        Investment in other investments                                                   (3,809,168)

Net cash used in investing activities                                                   (281,567,741)
                                                                                       -------------

Cash flows from financing activities:
    Proceeds from repurchase agreements                                                  159,903,000
    Proceeds from sale of government securities                                           28,759,697
    Proceeds from issuance of common stock, net of offering costs                         94,590,973
    Distributions paid                                                                      (724,605)
    Investment in treasury stock, at cost                                                 (5,232,705)
                                                                                         -----------

Net cash flows provided by financing activities                                          277,296,360
                                                                                         -----------

Net increase in cash and cash equivalents
and balance at September 30, 1998                                                      $     466,367
                                                                                           =========

Supplemental information:
    Interest paid                                                                      $   3,563,575
                                                                                          ==========


Supplemental disclosures of cash flow information:

* Distributions in the amount of $2,165,288 were declared on September 23, 1998 and paid on October 15, 1998.
* The Company exchanged 175,000 class B shares of common stock valued at $3,500,000 for a 10% interest in a Limited Liability Company.




   The accompanying notes are an integral part of these consolidated financial statements.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of Clarion Commercial Holdings, Inc. ("Clarion") and its consolidated subsidiaries (together with Clarion, the "Company"). Clarion directly owns two subsidiaries, CCHI General, Inc. ("General Partner") and CLARCOMM Limited, Inc. ("Limited Partner"). General Partner and Limited Partner own 1% and 99% respectively of CLARCOMM Holdings, L.P. ("Operating Partnership"). All intercompany transactions and balances are eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the consolidated financial condition of the Company at September 30, 1998, the results of its operations for the three months ended September 30, 1998 and for the period from June 2, 1998 (commencement of operations) through September 30, 1998, the changes in its stockholders' equity and its cash flows for the period June 2, 1998 (commencement of operations) through September 30, 1998. Operating results for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim periods or the period ending December 31, 1998.

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

NOTE 2  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Clarion was incorporated in Maryland in February 1998 and commenced its operations on June 2, 1998. The Company is a specialty finance company organized to invest in commercial mortgage-backed securities (primarily subordinate securities), commercial mortgage loans, mezzanine investments, equity investments and other real estate related investments.

A summary of the Company's significant accounting policies follows:

SECURITIES - TRADING

The Company's government securities and commercial mortgage-backed securities ("CMBS") are designated as trading assets because the Company is evaluating its current portfolio of securities for possible sales or other dispositions in the near term. Such securities are carried at their estimated fair value, with the net unrealized gains or losses included in earnings. For a description of the methodology used in determining fair value of the Company's CMBS investments, refer to Note 3 to the Financial Statements. Interest income is recognized as it becomes receivable, and includes amortization of premiums and accretion of discounts, computed using the effective yield method.

The Company may, in the future, determine that certain of these assets will be held for longer periods of time, and will therefore, not be held principally for the purpose of selling them in the near term. In this case, such assets would be classified as "Available-For-Sale" and any future unrealized gains and losses on the assets would be reported in a separate component of stockholder's equity as dictated by SFAS 115.

COMMERCIAL MORTGAGE LOAN

The Company's investment in a commercial mortgage loan is carried at amortized cost, with interest income recognized as it becomes receivable. The Company periodically evaluates the collectibility of both interest and principal on its loan to determine whether such loan is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a loan is determined to be impaired, a loss accrual is recorded through income, determined by discounting the expected future cash flows at the loan's effective interest rate or, for practical purposes, from the estimated fair value of the collateral.

OTHER INVESTMENTS

The Company's 10% interest in Clarion Capital, LLC (the "Manager") and the preferred interest in a limited partnership are accounted for at cost, with income from distributions recognized as distributions are declared. The Company periodically reviews these investments for other-than-temporary impairment. Any such impairment would be recognized in income by reducing the investment to its estimated fair value.

COMPREHENSIVE INCOME

The Company had no items of comprehensive income during the period ended September 30, 1998.

NET LOSS PER SHARE

Net loss per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method.

For the period ending September 30, 1998, diluted net loss per share was the same as basic net loss per share, because the exercise price of the Company's outstanding stock options was in excess of the average trading price of the Company's common stock during the period.

DISTRIBUTIONS

On July 15, 1998, the Company made a distribution of $0.14 per share to stockholders of record at the close of business on June 30, 1998. On October 15, 1998, the Company made a distribution of $0.45 per share to stockholders of record at the close of business on September 30, 1998. No portion of these distributions is expected to be either a return of capital or a capital gain.

INCOME TAXES

The Company intends to elect to be taxed as a Real Estate Investment Trust ("REIT") and comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met.

NOTE 3  SECURITIES - TRADING

The Company's securities - trading are carried at estimated fair value and were comprised of the following at September 30, 1998:

Securities - trading




                                               Amortized    Unrealized        Fair
                                                 Cost          Loss           Value
----------------------------------------------------------------------------------------------
Commercial Mortgage Backed Securities

    Investment grade                       $  32,187,110  $ (1,372,892)  $  30,814,218
    Non-investment grade                     190,517,135   (34,311,930)    156,205,205
U.S. Government Treasury Securities - net                                    1,186,552
----------------------------------------------------------------------------------------------
                                                                         $ 188,205,975
                                                                         =============


The aggregate estimated fair value by underlying credit rating of the Company's CMBS at September 30, 1998 is as follows:


Security Rating         Estimated Fair Value    % of Total
----------------------------------------------------------
  BBB                      $ 17,352,344             9.3%
  BBB-                       13,461,874             7.2
  BB                        103,191,040            55.2
  BB-                         4,415,316             2.3
  B                          27,410,660            14.7
  B-                         16,900,492             9.0
  NR                          4,287,697             2.3
----------------------------------------------------------
                          $ 187,019,423           100.0%

The fair value of the Company's portfolio of commercial mortgage backed securities and government securities is generally estimated by management based on market prices provided by certain dealers who make a market in these financial instruments. In order to provide an estimate of fair value for the Company's investment in CMBS as of September 30, 1998, the Company used the following valuation methodology: CMBS that were disposed of by the Company subsequent to September 30, and prior to October 22, 1998 were valued at September 30 by applying the spread used in determining the value of the CMBS at the time of sale. Those securities not sold by the Company prior to October 22, 1998 were valued at September 30 by applying the spreads used by the counterparty to the Company's repurchase agreements in assessing the value of the securities for collateral. The market for the Company's CMBS is currently suffering from a lack of liquidity and large value swings, accordingly, the fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.

One CMBS was sold subsequent to October 22, 1998, and valued at September 30, 1998 by using the spread used by the counterparty to the Company's repurchase agreements in assessing the value of the CMBS for collateral, rather than the spread used in valuing the CMBS upon its sale. The difference between these two valuation methodologies was not significant.

Subsequent to September 30, 1998, the Company disposed of 14 classes of commercial mortgage-backed securities in open market transactions for approximately $105.3 million. The sale of these securities, together with the closing of short positions in government securities used to hedge these securities from changes in interest rates, resulted in a realized loss of approximately $26.2 million. The ratings classes of the CMBS sold subsequent to September 30, 1998, expressed as a percentage of estimated fair market value of the total CMBS sold are as follows: BBB: 17.7%, BBB-: 13.7%, BB: 45.2%, BB-:
4.5%, B: 12.1%, B-: 6.8% and Not rated: 0%. The interest income recognized on the securities that were sold was approximately $2.5 million for the three months ended September 30, 1998, and approximately $3.2 million for the period June 2, 1998 to September 30, 1998.

The yield to maturity on the Company's CMBS interests depends on, among other things, the rate and timing of principal payments, the pass-through rate and interest rate fluctuations. The subordinated CMBS interests owned by the Company provide credit support to the more senior interests of the related commercial securitization. Cash flow from the mortgages underlying the CMBS interests generally is allocated first to the senior interests, with the most senior interest having a priority entitlement to cash flow. Remaining cash flow is allocated generally among the other CMBS interests in order of their relative seniority. To the extent that there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinate CMBS interest will bear this loss first. To the extent there are losses in excess of the most subordinated interest's stated entitlement to principal and interest, then the remaining CMBS interests will bear such losses in order of their relative subordination.

During the three months ended September 30, 1998, the Company entered into contracts to sell securities that it did not own at the time of the sale, at a specified price at a specified time (short sales). The Company utilizes these contracts as a means of mitigating ("hedging") the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. These contracts involve the short sale of U.S. Treasury securities. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. If the market value of the securities involved in the short sale increases, the Company may be required to meet a "margin call".

At September 30, 1998, the Company had open contracts to sell U.S. Treasury securities with face amounts totaling $158.3 million. Although the Company generally does not settle these contracts at expiration, but instead rolls them over into new contracts, if the Company had settled its open contracts at September 30, 1998, the counterparty would have been required to pay the Company $1,186,552.

The Company accounts for its short sales contracts at their market values, with unrealized gains or losses recorded in earnings. The estimated unrealized loss on these contracts at September 30, 1998 was $12,221,618, which is included in unrealized losses from securities-trading in the statement of operations. During the three months ended September 30, 1998, the Company recorded realized losses of $1,099,396 from settled contracts.

The composition of the portfolio of securities shown above should not be considered indicative of the composition of the portfolio that might be expected in the future.

NOTE 4  COMMON STOCK

Clarion common stock was sold through several transactions as follows:

Clarion was initially capitalized with the sale of 750 shares of Class A Common Stock, par value $0.001 per share (the "Class A Common Stock") on February 18, 1998, for a total of $15,000. Clarion received commitments on March 11, 1998 for the purchase, in private placements, of 1,000,000 shares of Class A Common Stock at $20 per share for a total of $20,000,000. The sale of these shares was consummated at the time of the closing of Clarion's initial public offering on June 2, 1998 (the "IPO").

In the IPO, Clarion issued 4,000,000 shares of Class A Common Stock at a price of $20 per share and received proceeds of $76,025,000, net of underwriting discounts and commissions. Offering costs in connection with the IPO amounting to approximately $1,454,000 have been charged against the proceeds of the IPO. Concurrent with the IPO, Clarion issued 175,000 shares of Class B common stock, par value $0.001 per share (the "Class B Common Stock") in exchange for a 10% interest in the Manager and an option to purchase the remaining 90% interest (or all of the assets of) the Manager for 90% of fair market value. The option may be exercised between January 2, 2000 and March 31, 2001 only with the approval of the Independent Directors, as defined in the Company's prospectus.

On June 30, 1998, the Board of Directors of Clarion authorized a program to repurchase up to 400,000 shares of Class A Common Stock (the "Stock Repurchase Program"). Pursuant to the Stock Repurchase Program, purchases of Class A Common Stock have been and will be made at the sole discretion of management in the open market or in privately negotiated transactions until the earlier to occur of (i) the date on which the Company acquires, in the aggregate, 400,000 shares of Class A Common Stock, or (ii) June 30, 1999. On September 8, 1998, the Board of Directors authorized management to repurchase an additional 400,000 shares prior to September 30, 1999, at a price not to exceed $13.60.

On June 30, 1998, the Company acquired 105,600 shares of Class A Common Stock in the open market at a purchase price of $1,646,436. Subsequent to June 30 and through September 30, 1998, the Company acquired an additional 258,400 shares of Class A Common Stock in the open market for an aggregate cost of $3,586,269. The Company has not acquired any additional shares since September 30, 1998.

NOTE 5  TRANSACTIONS WITH AFFILIATES

Clarion has entered into a Management Agreement (the "Management Agreement") with the Manager, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of Clarion's Board of Directors. The Company will pay the Manager an annual base management fee equal to 1% of the average stockholders' equity as further defined in the Company's Registration Statement No. 333-47887 on form S-11 filed on May 15, 1998 (the "Registration Statement").

The Company will also pay the Manager, as incentive compensation, an amount equal to 25% of the Adjusted Net Income of Clarion, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to 2.5% over the Ten-Year U.S. Treasury Rate as further defined in the Registration Statement. For purposes of the incentive compensation calculation, equity is generally defined as proceeds from issuance of common stock before underwriting discounts and commissions and other costs of issuance.

On June 2, 1998, the Company acquired 22 classes of CMBS, one commercial mortgage loan and a preferred interest in a limited partnership from related parties.

In accordance with the terms of the Management Agreement, an accrual of $241,326 in base management fees was made for the three months ended September 30, 1998. The Company has not accrued for, or paid, the Manager any incentive compensation since inception.

NOTE 6  STOCK INCENTIVE PLAN

Clarion has adopted a stock incentive plan (the "1998 Stock Incentive Plan") that provides for the grant of both non-qualified stock options, incentive stock options that meet the requirements of Section 422 of the Code, stock awards, deferred stock awards, dividend equivalents or other awards. Stock incentive awards may be granted to the directors, officers, consultants and key employees of Clarion, the Manager or affiliates of the Manager. Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the 1998 Stock Incentive Plan authorizes the grant of awards in the aggregate of up to 590,900 shares of Class A Common Stock.

The exercise price for any stock option granted under the 1998 Stock Incentive Plan may not be less than 100% of the fair market value of the shares of Class A Common Stock at the time the option is granted. Each option must terminate no more than ten years from the date it is granted.

On June 2, 1998, pursuant to the 1998 Stock Incentive Plan, options to purchase 350,000 shares of Class A Common Stock were granted. 178,250 shares were granted to certain officers and directors of the Company, and 171,750 shares were granted to certain officers and employees of the Manager and its affiliates who are not officers and directors of the Company. The exercise price of these options is $20 per share. The remaining contractual life of each option is approximately ten years. One third of the options vested on June 30, 1998. The remaining options vest in equal installments on June 30, 1999 and June 30, 2000.

No other options have been granted, and no options have been exercised or forfeited through September 30, 1998.

NOTE 7  REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements to finance a portion of its investments. As of September 30, 1998, the Company had entered into repurchase agreements in the amount of $159,903,000. The weighted average maturity of the agreements as of September 30, 1998, was 16 days, with no agreement with maturities greater than 30 days, and the weighted average interest rate was 6.1565%. The repurchase agreements were collateralized by the Company's portfolio of CMBS investments.

Subsequent to September 30, 1998, the Company reduced its borrowings under repurchase agreements by $94,970,000, using the proceeds from the sales of certain CMBS described in Note 3.

NOTE 8  FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed above, the Company's portfolio of CMBS securities is carried at its estimated fair value. Company management believes that the fair value of its government securities, cash and cash equivalents, and repurchase agreements approximates their carrying values, due to the short-term nature of the instruments or the fact that their terms approximate current market terms. Given the lack of liquidity in the market for CMBS on September 30, 1998, the Company used the following methodology to value its investment in CMBS: CMBS that were disposed of by the Company subsequent to September 30, and prior to October 22, 1998 were valued at September 30 by applying the spread used in determining the value of the CMBS at the time of sale. Those securities not sold by the Company prior to October 22, 1998 were valued at September 30 by applying the spreads used by the counterparty to the Company's repurchase agreements in assessing the value of the securities for collateral. These values reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL: Clarion was organized in February 1998 to invest in commercial mortgage-backed securities (primarily subordinate securities), commercial mortgage loans, mezzanine investments, equity investments, and other real estate related investments. Substantially all of the $94.6 million of net proceeds received from the sale of 5,000,000 shares of its Class A Common Stock in June 1998 together with the net proceeds of other financing arrangements has been used to acquire the Company's current portfolio of investments.

The following discussion of the Company's financial condition, results of operations, and capital resources and liquidity should be read in conjunction with the Interim Financial Statements and related Notes included in Item 1 hereof.

MARKET CONDITIONS: The three months ended September 30, 1998 were difficult for the Company as its portfolio of CMBS suffered substantial unrealized losses. In the month of August, new CMBS issuance and credit concerns across other markets led to the limited widening of spreads on CMBS. The price of a fixed income security is often determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security widens (or increases), the price (or value) of the security falls.

In September, the restructuring of several prominent hedge funds led to extensive spread widening in CMBS and other fixed income markets as well as a rally in the market for government securities. Continued credit concerns led to a tightening of credit markets. In the three months ended September 30, 1998, the Company met all obligations under financing arrangements. Subsequent to September 30, 1998, the Company disposed of 14 classes of CMBS to reduce leverage and the Company's exposure to continued spread widening. The sale of these securities resulted in realized losses of approximately $26.2 million. With regard to the underlying credit, the CMBS that remain in the Company's portfolio continue to perform as anticipated when acquired. The interest income recognized on the securities that were sold was approximately $2.5 million for the three months ended September 30, 1998, and approximately $3.2 million for the period June 2, 1998 to September 30, 1998.

In the three months ended September 30, 1998, the liquidity in the CMBS market diminished significantly, with much of the diminution occurring in the month of September. This loss of liquidity continued into the month of October and made the valuation of the Company's CMBS portfolio difficult. For the three months ended September 30, 1998, the Company valued its portfolio of CMBS as described in the notes to the financial statements.

The Company is currently evaluating a number of alternatives, including the sale of equity and obtaining additional financing lines, that will reduce the Company's exposure to further market volatility and enable the Company to continue to execute its business plan.

RESULTS OF OPERATIONS: Clarion began operations on June 2, 1998. Net losses for the period from June 2, 1998 to September 30, 1998 amounted to $47,414,140 or $9.52 per share. The total loss for the period from June 2, 1998 to September 30, 1998 was attributable primarily to unrealized losses on securities held for trade of $47,906,440, losses from the closing of short positions in government securities of $1,309,897 and offset by interest income from securities - trading of $8,992,934. Total expense for the period of $7,707,586 was due primarily to interest expense of $6,364,944.

The results of operations, including the interest yields on investments, realized during the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for future periods.

CHANGES IN FINANCIAL CONDITION

GENERAL: In the three months ended September 30, 1998 total assets decreased by approximately $37.4 million and total liabilities increased by approximately $16.5 million. These changes were due primarily to unrealized losses of approximately $48.0 million in securities - trading and increases in repurchase agreements by $12.2 million. At September 30, 1998, accrued expenses, payables and other liabilities of $6,337,450 were primarily comprised of accrued interest payable, unpaid costs incurred in connection with the organization and capitalization of the Company and unpaid due diligence expenses incurred in the evaluation of investments for the Company.

In accordance with the terms of the Management Agreement, an accrual of $241,326 in base management fees was made for the three months ended September 30, 1998. Clarion did not accrue for, or pay, the Manager any incentive compensation for the period June 2, 1998 through September 30, 1998.

STOCKHOLDERS' EQUITY: Stockholders' equity decreased by $53.9 million in the three months ended September 30, 1998. The decrease in stockholders' equity during this period was attributable primarily to unrealized losses in securities
- trading of $48.0 million, and a decrease of $3.6 million due to the repurchase of stock. See the Statement of Changes in Stockholders' Equity in the Interim Financial Statements included in Item 1 hereof.

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

The tightening of credit markets and the widening of yield spreads on CMBS in the three months ended September 30, 1998 adversely affected the liquidity position of the Company. While the Company met all obligations under its financing agreements, it was required to post additional collateral in order to meet margin calls from its lenders. In addition, subsequent to September 30, 1998, the Company sold 14 classes of CMBS in order to improve its liquidity. If credit and/or fixed income markets worsen, the Company may not be able to meet its obligations under its financing agreements.

The Company's operating activities provided cash flows of $4.7 million during period June 2, 1998 through September 30, 1998.

The Company's investing activities used cash flows totaling $281.6 million during the period June 2, 1998 through September 30, 1998.

The Company's financing activities provided $277.3 million during the period June 2, 1998 through September 30, 1998 and consisted primarily of proceeds from repurchase agreements and the issuance of Class A Common Stock.

The Company is currently engaged in discussions with respect to obtaining additional capital either through various third-party borrowings or other sources. To the extent that either of these two activities comes to fruition, the Company's liquidity and capital resources could be materially affected.

Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that may have a significant effect on liquidity.

NEW ACCOUNTING PRONOUNCEMENT: In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a hedge exposure to variable cash flows of a forecasted transaction. The accounting for changes in the fair value of a derivative (e.g. through earnings or outside earnings, through comprehensive income) depends on the intended use of the derivative and the resulting designation.

The Company is required to implement SFAS 133 by the end of the first quarter of the year ending December 31, 2000. Company management is evaluating the impact that this statement will have on its hedging strategies and use of derivative instruments and is currently unable to predict the effect, if any, it will have on the Company's financial statements.

OTHER: The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. Substantially all of the Company's systems are supplied by the Manager. The Manager has advised the Company that it is currently evaluating whether such systems are Year 2000 compliant and the costs of any necessary modifications or replacements to achieve Year 2000 compliance. To date, the Company and the Manager have incurred no expenses related to achieving Year 2000 compliance. The Manager has advised the Company that it does not expect that the cost to modify the Manager's systems to be Year 2000 compliant will be material. However, the Company would bear a portion of the costs, if any incurred by the Manager in this regard. The Manager has advised the Company that it does not anticipate any material disruption in the operations of the Company as a result of any failure by the Manager to achieve Year 2000 compliance. There can be no assurance that the costs will be immaterial or that the Company will not experience a disruption in operations. The Manager has advised the Company that it anticipates completing its evaluation by the end of 1998.

The Manager has advised the Company that it is currently evaluating the Year 2000 compliance of various third parties with which the Company and the Manager do business. The Manager has advised the Company that it intends to communicate with such third parties to determine their Year 2000 compliance status and the extent to which the Manager or the Company could be affected by any third party Year 2000 compliance issues. To date, however, the Manager has received no written confirmations of Year 2000 compliance from such third parties, and there can be no assurance that the systems of such third parties, who are beyond the Company's control, will be Year 2000 compliant. In the event that significant third parties with whom the Company does business do not successfully and timely achieve Year 2000 compliance, the Company's business operations could be adversely affected.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
    At September 30, 1998 there were no legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities and Use of Proceeds
    Not applicable

Item 3. Defaults Upon Senior Securities
    Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
    Not applicable

Item 5. Other Information
    None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    Exhibit 27.1 - Financial Data Schedule (incorporated herein by reference to the Exhibits to Form 10-Q filed by the registrant on August 14, 1998)

     (b) Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CLARION COMMERCIAL HOLDINGS, INC,

     Dated: November 13, 1998                             By: /s/ Daniel Heflin
                                    --------------------------------------------
                                                             Name: Daniel Heflin
                                    Title: President and Chief Executive Officer