Form 10-K
period 1998-12-31
CLARION COMMERCIAL HOLDINGS INC
filed 1999-03-31
CIK 1056880

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[x]
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                         OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                   TO

                           COMMISSION FILE NUMBER: 1-14167

                            -----------------------------

                          CLARION COMMERCIAL HOLDINGS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            -----------------------------

                        MARYLAND                                                  13-3988895
             (STATE OR OTHER JURISDICTION OF                                     (IRS EMPLOYER
             INCORPORATION OR ORGANIZATION)                                   IDENTIFICATION NO.)

                   335 MADISON AVENUE,
                   NEW YORK, NEW YORK                                                10017
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (212) 883-2500

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                                             NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS:                                       ON WHICH REGISTERED:
---------------------------------------------------------  ---------------------------------------------------------

                  Class A Common Stock                                      New York Stock Exchange

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [x]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 22, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $26,786,853 based upon the closing sale price of the Class A Common Stock ($.001 par value) on the New York Stock Exchange on that date. As of March 22, 1998, 4,418,450 shares of Class A Common Stock ($.001 par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be issued in connection with the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

________________________________________________________________________________

                               TABLE OF CONTENTS

PART I......................................................................................................      3
  Item 1.      Business.....................................................................................      3
  Item 2.      Properties...................................................................................     17
  Item 3.      Legal Proceedings............................................................................     17
  Item 4.      Submission of Matters to a Vote of Security Holders..........................................     17

PART II.....................................................................................................     18
  Item 5.      Market for the Registrant's Common Equity and Related Shareholder Matters....................     18
  Item 6.      Selected Financial Data......................................................................     18
  Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations........     19
  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...................................     23
  Item 8.      Financial Statements and Supplementary Data..................................................     25
  Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.........     25

PART III....................................................................................................     26
  Item 10.     Directors and Executive Officers of the Registrant...........................................     26
  Item 11.     Executive Compensation.......................................................................     26
  Item 12.     Security Ownership of Certain Beneficial Owners and Management...............................     26
  Item 13.     Certain Relationships and Related Transactions...............................................     26

PART IV.....................................................................................................     27
  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................     27

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Clarion Commercial Holdings, Inc. (the 'Company'), a Maryland corporation, was organized in February 1998 as a specialty finance company that intends to elect to be a real estate investment trust (a 'REIT') for U.S. Federal income tax purposes. The Company's objective is to build a diverse portfolio of commercial real estate investments ('Real Estate Investments') in an attempt to provide a high rate of return to its stockholders, without incurring risk deemed unacceptable by the Company's investment manager or that would compromise the Company's REIT qualification. The Company focuses primarily on the following types of Real Estate Investments:

     CMBS. The Company originates and acquires various classes (primarily subordinate, including 'first loss') of commercial mortgage-backed securities ('CMBS'). CMBS are generally multiclass debt or pass-through securities backed by a commercial mortgage loan or a pool of commercial mortgage loans. Subordinate classes of CMBS offer a higher expected rate of return than more senior classes of CMBS, but are subject to greater risk of loss of principal and nonpayment of interest.

     Commercial Mortgage Loans; Securitization. The Company acquires, originates and accumulates commercial mortgage loans for investment and securitization. Upon securitization, the Company will generally sell the more senior classes of the new securities and retain the more subordinate classes. By originating commercial mortgage loans and securitizing such loans itself, the Company expects to achieve higher returns than from purchasing subordinate classes of CMBS from third parties.

     Mezzanine Investments. The Company invests in preferred or 'pari passu' equity, leveraged joint venture equity and subordinate and participating mortgage loans (collectively, 'Mezzanine Investments'). These investments provide the Company with interest at a higher rate than generally paid on the senior mortgage on the same property plus, in most cases, a percentage of gross revenues or, to the extent consistent with REIT qualification, net operating income from the underlying property, payable to the Company on an ongoing basis, and a percentage of any increase in value of the property, payable upon maturity or refinancing.

     The Company may also make other investments in commercial real estate assets, including real property investments and investments in companies that have substantial holdings of real estate related assets.

     The following table sets forth the composition of the Company's principal assets as of December 31, 1998:

             TABLE 1.1 -- PRINCIPAL ASSETS AS OF DECEMBER 31, 1998

                                                                                  VALUE       VALUE AS % OF
                                   ASSET                                       ($ MILLION)    TOTAL ASSETS
----------------------------------------------------------------------------   -----------    -------------

CMBS........................................................................     $  80.7           54.5%
Deposits with brokers as collateral for securities sold short...............        46.8           31.6
Commercial mortgage loan....................................................        12.9            8.8
Mezzanine investment........................................................         3.9            2.6
                                                                               -----------        -----
     Total..................................................................     $ 144.3           97.5%
                                                                               -----------        -----
                                                                               -----------        -----

THE MANAGER

     The Company has no employees. The Company's day-to-day operations are managed by Clarion Capital, LLC (the 'Manager'), subject to the direction and oversight of the Company's Board of Directors and the terms of a Management Agreement (the 'Management Agreement') between the Manager and the Company. The Manager was formed in December 1997 and has registered with the SEC as an investment adviser.

     The Manager is responsible for the investments and day-to-day operations of the Company and performs (or causes to be performed) services and activities relating to the assets and operations of the Company, including:

          1. serving as the Company's consultant with respect to formulation of investment criteria and preparation of policy guidelines by the Board of Directors;

          2. representing the Company in connection with the purchase and sale of assets, the commitment to purchase and sell assets, and the maintenance and administration of its portfolio of assets.

          3. furnishing reports and statistical and economic research to the Company regarding the Company's activities and the services performed for the Company by the Manager;

          4. monitoring and providing to the Board of Directors on an ongoing basis price information and other data obtained from certain nationally recognized dealers that maintain markets in assets identified by the Board of Directors, and providing data and advice to the Board of Directors in connection with the identification of such dealers;

          5. providing executive and administrative personnel, office space and office services required in rendering services to the Company;

          6. administering the day-to-day operations of the Company and performing and supervising the performance of other administrative functions agreed upon by the Manager and the Board of Directors as necessary in the management of the Company, including the collection of revenues and the payment of the Company's debts and obligations, the submission of required public filings by the Company and maintenance of appropriate computer services to perform such administrative functions;

          7. communicating on behalf of the Company with the holders of the Company's equity or debt securities as required to satisfy the reporting and other requirements of any governmental bodies or agencies or trading markets and to maintain effective relations with those holders;

          8. designating originators, servicers, property managers, developers, asset managers and other servicers with respect to the investments made by the Company and arranging for the monitoring and administering of those service providers;

          9. counseling the Company in connection with policy decisions to be made by the Board of Directors;

          10. engaging in hedging and financing activities on behalf of the Company, consistent with the Company's status as a REIT;

          11. counseling the Company regarding the maintenance of its status as a REIT and monitoring compliance with the various REIT qualification tests and other rules set out in the Code and Treasury Regulations thereunder.

     During the term of the Management Agreement, the Manager has agreed not to provide any of the foregoing services to any public REIT with investment objectives similar to those of the Company.

MANAGEMENT FEES

     For performing its services under the Management Agreement, the Manager receives an annual base management fee, payable monthly, and an annual incentive fee, payable quarterly, as described below. The incentive fee for the first four quarters of the Company's operating history will be paid at the end of the fourth such quarter. (Capitalized terms used and not defined in this section have the meanings assigned to them in the Management Agreement.)

     Base Management Fee -- 1% of the average stockholders' equity in the Company, excluding any mark-to-market adjustments to the Company's assets. Stockholders' equity will be determined in accordance with generally accepted accounting principals.

     Incentive Fee -- The product of (A) 25% of the dollar amount by which (1) Adjusted Net Income of the Company per share of common stock (based on the weighted average number of shares outstanding) exceeds (2) an amount equal to (a) the weighted average of the price per share of the common stock at the initial offering and the prices per share at any secondary offerings of common stock by the Company multiplied by
(b) the Ten-Year U.S. Treasury Rate plus 2.5% per annum multiplied by (B) the weighted average number of shares of common stock outstanding, calculated as a quarterly average over the prior four quarters.

     In accordance with the terms of the Management Agreement, the Company paid the Manager $495,596 in base management fees for the period beginning June 2, 1998 and ending December 31, 1998. The Company has neither accrued for, nor paid the Manager any incentive compensation since commencement of operations.

INVESTMENT OBJECTIVES AND POLICIES

     The Company pursues policies and strategies for acquiring Real Estate Investments in an attempt to provide a high rate of return to its stockholders without incurring risk deemed unacceptable by the Manager or compromising the Company's REIT qualification. The Company's income results primarily from the spread between the interest generated by the Company's assets and the cost of financing and hedging these assets. The Company also realizes capital gains or losses upon the disposition of its assets. The Company leverages its investments in such assets primarily through repurchase agreements. The Company also engages in a variety of interest rate risk management techniques for the purpose of managing the interest rate risk of its assets and liabilities. All of these transactions are subject to risks and may limit the potential earnings from the Company's investments.

INVESTMENTS

     The Company invests principally in the following types of assets:

CMBS

     The Company originates and acquires various classes (primarily subordinate, including 'first loss') of CMBS. CMBS are generally multiclass debt or pass-through securities backed by a commercial mortgage loan or a pool of commercial mortgage loans. CMBS include, but are not limited to, regular and residual interests in REMICs (the term 'REMIC' means a real estate mortgage investment conduit) and regular interests in certain FASITs (the term 'FASIT' means a financial asset securitization investment trust) and may be issued in public (registered) or private transactions by either governmental or private entities. Private issuers include investment banks, commercial banks, insurance companies and property owners.

     Of the interests in CMBS that the Company originates or acquires, most are in subordinate classes; however, the Company may also purchase more senior classes or combined classes of subordinate and more senior classes. Subordinate CMBS are generally not registered under the Securities Act of 1933, as amended, and are traded in the private market. However, a significant number of U.S. investment banks are active dealers in this market and act as principal underwriters of new CMBS issues.

     Generally, investors in senior securities are protected against potential losses on underlying mortgage collateral through priorities as to payment of principal and interest. Although protections against loss to investors in subordinate securities may include investor guarantees, reserve funds, excess interest, cross-collateralization and over-collateralization, subordinate securities may lack sufficient credit protection and are thus more sensitive to the default of underlying mortgage collateral than senior securities of the same issuer.

     The yield-to-maturity on subordinate CMBS may be extremely sensitive to the default and loss experience of the underlying mortgage collateral and the timing of any such defaults or losses. Because the subordinate classes generally have little or no credit support, to the extent there are realized losses on the mortgage collateral, the Company will experience a concurrent loss and as a result may not recover the full amount, or any, of its investment in such subordinate CMBS.

     Ratings may be assigned to CMBS by the rating agencies such as Duff & Phelps Credit Rating Co. ('D&P'), Fitch IBCA Investors Service L.P. ('Fitch'), Moody's Investors Service, Inc. ('Moody's') and

Standard & Poor's Ratings Group ('S&P'). These ratings are substantially determined by the debt service coverage and loan-to-value ratios of the pool and are relative, representing the subjective opinions of the agencies. It is possible that an agency may change its rating, after its initial evaluation, to reflect subsequent events, both negative and positive. Therefore, although these ratings will be used by the Manager as an important factor in its selection process, the Manager will rely principally upon its own credit analysis.

     On March 9, 1999, the Company was notified that one of the CMBS in its portfolio, BTR 1998-S1A, Class F, was upgraded by Moody's from a rating of Ba2 to Baa2.

     The following tables present information on the Company's investments in CMBS as of December 31, 1998. Included in the tables are the following terms:

          Delinquencies -- Represents the total unpaid principal balance of the loans underlying the CMBS more than 60 days delinquent at the indicated date as a percentage of the unpaid principal balance of the collateral at that date.

          Issue Date -- Represents the date on which the indicated security was issued.

          Rating -- For any individual security, represents the lowest rating of all ratings issued by D&P, Fitch, Moody's and S&P. Ratings by Moody's are reported as follows: Baa2 reported as BBB, Baa3 as BBB-, Ba1 as BB+, Ba2 as BB, Ba3 as BB-, B1 as B+, B2 as B, and B3 as B-.

          Subordination Percentage -- Represents the principal amount of securities and the reserve fund (if any) that are subordinate in right of payment to the indicated class of CMBS, expressed as a percentage of the entire outstanding amount of securities and the reserve fund.

          Value -- Represents the fair market value of the CMBS as of the date indicated.

          Weighted Average DSCR -- Represents the weighted average of the debt service coverage ratios of the loans underlying the CMBS, which is calculated by dividing cash flow available for debt service by debt service as reported in the offering memorandum for each issue.

          Weighted Average LTV -- Represents the weighted average of the ratio of the loan amount to the value of the underlying collateral as reported in the offering memorandum for each issue.

             TABLE 1.2 -- CMBS INVESTMENTS AS OF DECEMBER 31, 1998

                                                                                                         SUBORDINATION
            SECURITIES                VALUE                       RATING                                  PERCENTAGE   DELINQUENCIES
              AS OF                   AS OF                       AS OF         WTD. AVG     WTD. AVG       AS OF          AS OF
           DECEMBER 31,            DECEMBER 31,                DECEMBER 31,     DSCR AT       LTV AT     DECEMBER 31,   DECEMBER 31,
               1998                    1998       ISSUE DATE       1998         ISSUANCE     ISSUANCE        1998           1998
---------------------------------- ------------   ----------   ------------   ------------   ---------   ------------   ------------

BTR 1998-SIA, Class F............. $17,422,240      2/13/98        BB*            1.65         73.90%        32.87%         0.00%
DLJCM 1998-CF1, Class B6..........   6,184,688       3/2/98         B             1.35         65.40          2.77          0.32
DLJCM 1998-CF1, Class B7..........   2,819,988       3/2/98         B-            1.35         65.40          2.02          0.32
DLJCM 1998-CF1, Class C...........   3,963,783       3/2/98         NR            1.35         65.40          0.00          0.32
GMAC 1997-C1, Class G.............  11,091,794      9/30/97         BB            1.33         71.04          6.72          0.25
MCF 1997-MC2, Class F.............   7,995,700     11/25/97         BB            1.50         70.60          6.57          0.26
MSC 1997-HF1, Class F.............   4,302,049      6/30/97         BB            1.40         68.20          4.89          0.88
MSC 1997-XL1, Class G.............   2,024,063     10/17/97         BB            2.00         52.70          3.03          0.00
MSC 1998-XL1, Class H.............  11,775,202      6/11/98         BB            1.90         58.40          1.51          0.00
MSC 1998-XL1, Class J.............   9,510,671      6/11/98         B             1.90         58.40          0.00          0.00
NB 1996-FSI, Class E..............   3,641,610      8/15/96         BB            1.37           n/a         31.32          6.25
                                   ------------                                   ----       ---------       -----          ----
    Total/Wtd. Avg. .............. $80,731,788                                    1.59         66.56%        10.92%         0.44%
                                   ------------                                   ----       ---------       -----          ----
                                   ------------                                   ----       ---------       -----          ----

------------

* On March 9, 1999, the rating on the BTR 1998-S1A, Class F security was upgraded by Moody's from Ba2 (BB) to Baa2 (BBB).

       TABLE 1.3 -- DISTRIBUTION OF LOANS UNDERLYING THE CMBS INVESTMENTS
                  BY PROPERTY TYPE AND GEOGRAPHIC DISTRIBUTION

PROPERTY TYPE                                    PERCENTAGE(1)        STATE        PERCENTAGE(1)
----------------------------------------------   -------------    --------------   -------------

Retail........................................        25.7%             CA              23.9%
Office........................................        22.6              TX              13.0
Multifamily...................................        21.2              FL               6.8
Hotel.........................................        18.7              NY               6.0
Other.........................................        11.8        All others(2)         50.3

------------

(1) Based on a percentage of the total unpaid principal balance to the underlying loans.

(2) No other state comprises more than 5% of the total.

         TABLE 1.4 -- DISTRIBUTION OF CMBS INVESTMENTS BY RATING CLASS

                                                           DISTRIBUTION
                                                               AS OF
RATING                                                   DECEMBER 31, 1998
------------------------------------------------------   -----------------

BB*...................................................           72.2%
B.....................................................           19.4
B-....................................................            3.5
NR....................................................            4.9
                                                              -------
     Total............................................         100.00%
                                                              -------
                                                              -------

------------

* On March 9, 1999, the rating on the BTR 1998-S1A, Class F security (which represents approximately 22% of the Company's CMBS portfolio) was upgraded by Moody's from Ba2 (BB) to Baa2 (BBB).

COMMERCIAL MORTGAGE LOANS

     The Company originates and acquires commercial mortgage loans. In considering whether to originate or acquire a mortgage loan, the Company will request that the Manager underwrite, and perform certain due diligence tasks with respect to, that mortgage loan in order to ascertain material information as to the value of that mortgage loan. The Manager will review and analyze many factors, including market conditions (market interest rates, the availability of mortgage credit and economic, demographic, geographic, tax, legal and other factors), the yield to maturity of the mortgage loan, the liquidity of the mortgage loan, in the case of an acquisition of a mortgage loan the limitations on the obligations of the seller with respect to the mortgage loan, the rate and timing of payments to be made with respect to the mortgage loan, the value and quality of the mortgaged property underlying the mortgage loan, the risk of adverse fluctuations in the market values of that mortgaged property as a result of economic events or governmental regulations, the historical performance and other attributes of the property manager responsible for managing the mortgaged property, relevant laws limiting actions that may be taken with respect to loans secured by real property and limitations on recourse against the obligors following realization on the collateral through various means, risks associated with geographic concentration of underlying assets constituting the mortgaged property for the relevant mortgage loan, environmental risks, pending and threatened litigation, junior liens and other issues relating to title and a prior history of default by affiliated parties on their similar obligations.

     As of December 31, 1998, the Company owns an investment in a commercial mortgage loan with a carrying value of $12.9 million. The investment is a first mortgage loan secured by The OMNI Hotel in Newport News, Virginia. The mortgage loan was made on December 18, 1997 at a 70% loan-to-value ratio, is in an original principal amount of $12.6 million and bears interest at a fixed rate equal to 7.885% per annum. The loan matures on December 1, 2004 and amortizes over a 25-year schedule. The mortgage loan may not be prepaid until December 1, 2001, and any prepayment thereafter shall be subject to a yield maintenance premium.

     The mortgaged property consists of 183 rentable guest rooms, four of which are suites, in a nine-story tower. The hotel is located on 5.85 acres with improvements totaling 128,500 square feet, including 8,650 square feet of meeting and pre-function space. Other improvements include two restaurants, a nightclub, a fitness room, a sauna and an enclosed pool. The hotel was constructed in 1989.

     As of December 31, 1998 the borrower was current on all obligations to the Company under the terms of the loan.

MEZZANINE INVESTMENTS

     The Company makes mezzanine investments, primarily in the form of preferred equity, leveraged joint venture equity and subordinate and participating mortgage loans. These investments may involve development, rehabilitation or renovation projects. A preferred equity investment is an ownership interest in real property that is generally entitled to receive preferential treatment with respect to distributions of income generated by that property. Leveraged joint venture equity involves an equity investment in real property that is encumbered by mortgage debt, which will generally provide the investor with preferential returns and/or conversion rights into equity of another partner in the venture. A subordinate mortgage loan is a loan secured by a subordinated lien on real property. A participating mortgage may be a senior or junior lien and will entitle the mortgagee to mortgage interest plus a participation in the property's operating cash flows or residual value. To the extent the Company invests in participating mortgages, it will attempt to ensure that the participating income satisfies the income tests for REIT qualification.

     Mezzanine investments generally provide the Company with interest at a higher rate than typically paid on the senior mortgage plus, in most cases, a percentage of gross revenues or, to the extent consistent with REIT qualification, net operating income from the underlying property, payable to the Company on an ongoing basis, and a percentage of any increase in value of the property, payable upon maturity or refinancing. In other instances, the Company may receive an interest rate that provides an attractive risk-adjusted return. Alternatively, the mezzanine investments could take the form of a nonvoting preferred equity investment in a single purpose entity borrower with the terms of the preferred equity substantially the same as described above. As a result of REIT qualification requirements, such a preferred equity investment in a taxable corporation would be limited to not more than 5%, measured by fair market value, of the total assets of the Company.

     As an example of a mezzanine investment, the Company may lend to, or invest as preferred equity in, the owner of a commercial property that is subject to a first mortgage lien equal to 70% of its value an additional 20% to 25% of the value of the property. Typically, in the case of a loan, either the owner would pledge to the Company, as security for its debt to the Company, the property subject to the first lien (giving the Company a second lien position), or, subject to REIT qualification requirements, partners (or members) of the owner would pledge a partnership or limited liability company ('LLC') interest in the owner (with, in either case, covenants by the partnership or LLC in favor of the Company). If a partnership or LLC interest is pledged, then the Company may be in a position to make decisions with respect to the operations of the property in the event of a default on the loan.

     The Company may also create mezzanine debt investments by originating first mortgage loans and mezzanine investments using warehouse lines of credit and securitizing such loans and issuing and selling senior securities while retaining subordinate securities and mezzanine investments.

     As of December 31, 1998, the Company had one mezzanine investment with a carrying value of $3.9 million. The investment is a preferred limited partnership interest in the owner of The Allwood Brighton Office Center in Clifton, Passaic County, New Jersey. This investment is entitled to an annual return of 11% per annum and a $20,000 return of capital per annum, plus an accrual of an additional 3% per annum, payable on the redemption date for this investment or earlier to the extent of available net cash flow from the property. Such redemption date is August 1, 2002, subject to certain acceleration and extension options. With respect to this investment, 'available net cash flow' means cash flow after the payment of operating expenses, tenant improvements, mortgage payments, the 11% annual return on this investment, the $20,000 return of capital per annum and agreed upon reserves. In addition to such fixed returns, the Company will be entitled to receive (1) 20% of 'available net cash flow' after payment of the 3% accrual described above and
(2) 20% of the 'residual.' With respect to this investment, 'residual' means net proceeds from the disposition or refinancing of the property less the remaining balance of the senior mortgage, less the principal amount of this investment and any unpaid or accrued interest thereon, less any capital contributions made by the property owner, these contributions not to exceed $300,000. In the case of a refinancing, an independent appraisal will be used to determine the disposition of proceeds.

     The senior mortgage loan on the property is in an original principal amount of $9.6 million and bears interest at a fixed rate of 7.85% per annum, which rate can be reset by the mortgagee on August 1, 2002. In the event the property owner accepts a rate reset, the senior loan will be extended for an additional five years. If the property owner does not accept a rate reset, the loan will mature on August 1, 2002. The senior mortgage amortizes over a 25-year period, was originated on July 16, 1997 and prepayment is prohibited until July 16, 1999. A yield maintenance premium will be due in the case where a prepayment is made after July 16, 1999 and more than 120 days before maturity.

     The property consists of three suburban office buildings totaling 162,339 square feet of net rentable area. The first building contains four floors, 50,748 rentable square feet and is 100% occupied by nine tenants. The second building contains four floors, 52,591 rentable square feet and is 95.7% occupied by 13 tenants. The third building contains two floors, 59,000 rentable square feet. The effective rent for all three buildings as of March 1999 was $16.38 per square foot.

     The two four story buildings were built in 1986. Each building lobby has a four-story atrium featuring circular interior stairwells and rooftop skylights. Two elevators in each building provide access from the lobby. The third building was constructed in the 1950's and was completely renovated in 1992. There are currently no plans to further renovate or improve the property.

     The third building is 100% leased to a national retailer, pursuant to a lease that expires on September 30, 2008 and has an annual rent of $860,810. The same retailer also occupies 17,560 square feet in the first building under a separate lease that expires on December 31, 2005 and has an annual rent of $298,520. The same retailer also occupies 3,584 square feet in the second building under a third lease that expires on December 31, 2005 and has an annual rent of $60,928. The businesses carried on by the other tenants include an employment agency, a trade association, a health care company and a publishing company. The retailer is the only tenant occupying more than 10% of the rentable square footage of the property.

     The following table details the schedule of lease expirations for the next ten years:

            TABLE 1.5 -- LEASE EXPIRATIONS FOR MEZZANINE INVESTMENT

                                                                                    % OF GROSS
                                                   SQUARE FOOTAGE    ANNUAL RENT    ANNUAL RENT
                                                      EXPIRING        EXPIRING       EXPIRING
                                                   --------------    -----------    -----------

1999............................................        7,584         $ 133,771         5.03%
2000............................................       19,151           350,307        13.20
2001............................................        7,144           129,243         4.86
2002............................................       14,325           269,671        10.14
2003............................................       29,254           540,707        20.34
2004............................................            0                 0         0.00
2005............................................       21,144           359,448        13.52
2006............................................            0                 0         0.00
2007............................................            0                 0         0.00
2008............................................       59,000           860,810        32.38

     As of December 31, 1998, the borrower was current on all obligations to the Company under the terms of this mezzanine investment.

OTHER ELIGIBLE INVESTMENTS

     The Company may invest in real property, including under-performing real property and development and rehabilitation projects. Under-performing real property and development and rehabilitation projects can be risky investments because they generally do not generate sufficient cash flow to provide a current cash return on the investment after meeting operating expenses and debt service. The Company, however, will seek opportunities to purchase such real property at attractive prices. The Company's general goal with respect to each real property will be to purchase it at a favorably low price and to reposition or convert the use of the property if required to improve its cash flow by proper management.

     The Company may also invest in companies that have substantial holdings of Real Estate Investments. In the case of an investment in a taxable corporation, the investment generally may represent neither (1) more than 5%, measured by fair market value, of the total assets of the Company nor (2) more than 10% of the voting securities of the taxable corporation.

     As of December 31, 1998, the Company had made no investments in real property, development and rehabilitation projects, foreign real estate or real estate companies.

     The Company may also make investments in U.S. Government securities (including U.S. Treasury securities and securities issued by agencies or instrumentalities of the U.S. Government), asset-backed securities including, but not limited to, securities backed by consumer receivables, business receivables, corporate obligations, insurance premiums, etc.), mortgage-backed securities (agency and non-agency), corporate debt securities, commercial paper, money market instruments, non-contingent interest bearing deposits in banks chartered by or within the U.S. and money market mutual funds.

     As of December 31, 1998, the Company had sold short U.S. Treasury securities with a face amount of $39.8 million as part of the Company's strategy of hedging the Company's portfolio against interest rate changes.

REQUIREMENTS FOR QUALIFICATION

     The Company intends to elect to be taxed as a REIT under sections 856 through 860 of the Code (the 'Code' means the Internal Revenue Code of 1986, as amended) commencing with its short taxable year ending on December 31, 1998. The Company currently expects that it will operate in a manner that will permit the Company to qualify as a REIT. This treatment will permit the Company to deduct dividend distributions to its stockholders for federal income tax purposes, thus, effectively eliminating the 'double taxation' that generally results when a corporation earns income and distributes that income to its stockholders.

     There can be no assurance, however, that the Company will qualify as a REIT in any particular taxable year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the circumstances of the Company.

FAILURE TO QUALIFY

     If the Company fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to the Company's stockholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. In such event, to the extent of the Company's current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income and, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statutory provisions, the Company also will be disqualified from taxation as a REIT for the four taxable years following the year during which the Company ceased to qualify as a REIT. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief.

     The Code defines a REIT as a corporation, trust, or association (1) that is managed by one or more trustees or directors; (2) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (3) that would be taxable as a domestic corporation, but for sections 856 through 860 of the Code; (4) that is neither a financial institution nor an insurance company subject to certain provisions of the Code;
(5) the beneficial ownership of which is held by 100 or more persons; (6) not more than 50% in value of the outstanding shares of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each taxable year (the '5/50 Rule');
(7) that makes an election to be a REIT (or has made such a REIT election for a previous taxable year) and satisfies all relevant filing and other administrative requirements established by the Service that must be met in order to elect and maintain REIT status; (8) that uses a calendar year for federal income tax purposes and complies with the record-keeping requirements of the Code and Treasury Regulations promulgated thereunder; and (9) that meets certain other tests, described below, regarding the nature of its income and assets. The Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Conditions (5) and (6) do not apply until after the first taxable year for which an election is made by the Company to be taxed as a REIT.

     For purposes of determining stock ownership under the 5/50 Rule, a supplemental unemployment compensation benefits plan, a private foundation, or a portion of a trust permanently set aside or used exclusively for charitable purposes generally is considered an individual. A trust that is a qualified trust under Code Section 401(a), however, generally is not considered an individual and beneficiaries of a Section 401(a) trust are treated as holding shares of a REIT in proportion to their actuarial interests in the trust for purposes of the 5/50 Rule.

INCOME TESTS

     In order to qualify and to maintain its qualification as a REIT, the Company must satisfy annually two requirements relating to its gross income. First, at least 75% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must consist of any combination of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including 'rents from real property' and interest on obligations secured by mortgages on real property or on interests in real property) or qualified temporary investment income. Second, at least 95% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from transactions involving real property, mortgages on real property, or temporary investments, and from dividends, other types of interest, and gain from the sale or disposition of stock or securities, or from any combination of the foregoing. The specific application of these tests to the Company is discussed below.

     The term 'interest,' as defined for purposes of the 75% and 95% gross income tests, generally does not include any amount received or accrued (directly or indirectly) if the determination of such amount depends in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term 'interest' solely by reason of being based on a fixed percentage or percentages of receipts or sales. In addition, an amount received or accrued generally will not be excluded from the term 'interest' solely by reason of being based on the income or profits of a debtor if the debtor derives substantially all of its gross income from the related property through the leasing of substantially all of its interests in the property, to the extent the amounts received by the debtor would be characterized as rents from real property if received by a REIT. Subject to this exception, the Company generally will not be able to derive qualifying income from a loan, the interest on which is based in whole or in part on the net income of the obligor or any other person.

     Interest on obligations secured by mortgages on real property or on interests in real property is qualifying income for purposes of the 75% gross income test. Any amount included in gross income with respect to a regular or residual interest in a REMIC or regular interest in a FASIT generally is treated as interest on an obligation secured by a mortgage on real property. If, however, less than 95% of the assets of the REMIC or FASIT consists of real estate assets (determined as if the Company held such assets), the Company will be treated as receiving directly its proportionate share of the income of the REMIC or FASIT. In addition, if the Company receives interest income with respect to a mortgage loan that is secured by both real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date the Company purchased the mortgage loan, the interest income will be apportioned between the real property and the other property. This apportionment may cause the Company to recognize income that is not qualifying income for purposes of the 75% gross income test.

     The Company expects to structure its investments so that the interest, original issue discount, and market discount income that the Company derives from CMBS and mezzanine debt investments generally will be qualifying interest income for purposes of both the 75% and the 95% gross income tests, except to the extent that less than 95% of the assets of a REMIC in which the Company holds an interest consists of real estate assets (determined as if the Company held such assets), and the Company's proportionate share of the income of the REMIC includes income that is not qualifying income for purposes of the 75% and 95% gross income tests. In some cases, however, the loan amount of a mortgage loan may exceed the value of the real property securing the loan, which will result in a portion of the income from the loan being classified as qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test. Further, in the event that the interest income from a mortgage loan would be based in part on the borrower's profits or net income, the income from the loan generally would be disqualified for purposes of both the 75% and the 95% gross income tests.

     The Company may originate or acquire mezzanine investments that provide for interest based in part on shared appreciation. To the extent that interest from a loan that is based on the cash proceeds from the sale of the property securing the loan constitutes a 'shared appreciation provision' (as defined in the Code), income attributable to that participation feature will be treated as gain from the sale of the secured property, which generally is qualifying income for purposes of the 75% and 95% gross income tests but which also must be tested under the 'prohibited transaction' rules. In addition, the Company may be required to recognize income from a shared appreciation provision over the term of the related loan using the constant yield method pursuant to certain Treasury Regulations.

     The rent received by the Company from the tenants of its real property ('Rent') will qualify as 'rents from real property' in satisfying the gross income tests for a REIT described above only if several conditions are met. First, the amount of Rent must not be based, in whole or in part, on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term 'rents from real property' solely by reason of being based on a fixed percentage or percentages of receipts or sales. Second, the Code provides that the Rent received from a tenant will not qualify as 'rents from real property' in satisfying the gross income tests if the Company, or a direct or indirect owner of 10% or more of the Company, owns 10% or more of that tenant, taking into account both direct and constructive ownership (a 'Related Party Tenant'). For this purpose, a partnership is deemed to constructively own stock owned by its partner if that partner owns 25% or more of the capital or profits interest in the partnership. Third, if Rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total Rent received under the lease, then the portion of Rent attributable to that personal property will not qualify as 'rents from real property.' Finally, for the Rent to qualify as 'rents from real property', the Company generally must not operate or manage the real property or furnish or render services to the tenants of that real property, other than through an 'independent contractor' who is adequately compensated and from whom the Company derives no revenue. The 'independent contractor' requirement, however, does not apply to the extent the services provided by the Company are 'usually or customarily rendered' in connection with the rental of space for occupancy only and are not otherwise considered 'rendered to the occupant'. However, all of the rental income derived by the Company with respect to a property will not cease to qualify as 'rents from real property' if any impermissible tenant services income from that property (which is deemed to be an amount that is no less than 150% of the Company's direct costs of furnishing or rendering the service or providing the management or operation) does not exceed 1% of all amounts received or accrued during the taxable year directly or indirectly by the Company with respect to that property.

     REITs generally are subject to tax at the maximum corporate rate on any income from foreclosure property (other than income that would be qualifying income for purposes of the 75% gross income test), less expenses directly connected with the production of that income. 'Foreclosure property' is defined as any real property (including interests in real property) and any personal property incident to such real property (1) that is acquired by a REIT as the result of that REIT having bid in such property at foreclosure, or having otherwise reduced that property to ownership or possession by agreement or process of law, after there was a default (or default was imminent) on a lease of that property or on an indebtedness owed to the REIT that such property secured, (2) for which the related loan was acquired by the REIT at a time when default was not imminent or anticipated, and (3) for which the REIT makes a proper election to treat that property as foreclosure property. The Company does not anticipate that it will receive significant income from foreclosure property that is not qualifying income for purposes of the 75% gross income test, but, if the Company does receive any income from foreclosure property, the Company expects to make an election to treat the related property as foreclosure property.

     If property is not eligible for the election to be treated as foreclosure property ('Ineligible Property') because the related loan was acquired by the REIT at a time when default was imminent or anticipated, income received with respect to such Ineligible Property may not be qualifying income for purposes of the 75% or 95% gross income tests. The Company anticipates that any income it receives with respect to Ineligible Property will be qualifying income for purposes of the 75% and 95% gross income tests.

     It is possible that, from time to time, the Company will enter into hedging transactions with respect to one or more of its assets or liabilities. Any such hedging transactions could take a variety of forms, including short sales of U.S. Treasuries, interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, and options. To the extent that the Company enters into an interest rate swap or cap contract, option, futures contract, forward rate agreement, or any similar financial instrument to reduce interest rate risk with respect to indebtedness incurred to acquire or carry real estate assets, any periodic income and any gain from the disposition of that contract would be qualifying income for purposes of the 95% gross income test, but generally not the 75% gross income test. To the extent that the Company hedges with other types of financial instruments or in other situations, it may not be entirely clear how the income from those transactions will be treated for purposes of the various income tests that apply to REITs under the Code. The Company intends to structure any hedging transactions in a manner that does not jeopardize its status as a REIT. Accordingly, the Company may conduct some or all of its hedging activities through a corporation that is fully subject to federal corporate income tax and in which it owns solely nonvoting stock.

     During the one-year period beginning June 2, 1998, income received or accrued from the temporary investment of new capital in stock or debt instruments is treated as 'qualified temporary investment income' that counts favorably towards the 75% income test.

     The Company may originate or acquire mortgage loans and securitize those loans through the issuance of senior debt securities secured by those mortgage loans. As a result of these types of transactions, the Company will retain an equity ownership interest in the mortgage loans that has economic characteristics similar to those of a CMBS. In addition, the Company may resecuritize CMBS through the issuance of senior debt securities secured by those CMBS, retaining an equity interest in the CMBS used as collateral for the resecuritization. These transactions, which effectively are borrowings, will not cause the Company to fail to satisfy the 75% and 95% gross income tests or the asset tests (described below) and, as presently intended to be structured by the Company, should not result in application of the taxable mortgage pool.

     The Company may receive income not described above that is not qualifying income for purposes of the 75% and 95% gross income tests. For example, certain fees for services will not be qualifying income for purposes of the gross income tests, nor will foreign currency gains from non-dollar denominated loans or from hedges of non-dollar denominated assets. Further, dividends or interest received from an entity taxable as a regular 'C' corporation would be qualifying income for purposes of the 95% test but not the 75% test. The Company will monitor the amount of non-qualifying income produced by its assets and has represented that it will manage its portfolio in order to comply at all times with the gross income tests.

     If the Company fails to satisfy one or both of the 75% and 95% gross income tests for any taxable year, it nevertheless may qualify as a REIT for that year if it is entitled to relief under certain provisions of the Code. Those relief provisions generally will be available if the Company's failure to meet these tests is due to reasonable cause and not due to willful neglect, the Company attaches a schedule of the sources of its income to its return, and any incorrect information on the schedule was not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances the Company would be entitled to the benefit of those relief provisions. Even if those relief provisions apply, a 100% tax would be imposed on the net income attributable to the greater of the amount by which the Company fails the 75% or 95% gross income test.

     Although not an income test for REIT qualification, the 'prohibited transaction' penalty tax is imposed on certain types of REIT income. Any gain realized by the Company on the sale of any property held as inventory or other property held primarily for sale to customers in the ordinary course of its trade or business will be treated as income from a prohibited transaction that is subject to a 100% penalty tax.

ASSET TESTS

     In order to qualify and maintain its qualification as a REIT, the Company, at the close of each quarter of each taxable year, also must satisfy two tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must be represented by cash or cash items (including certain receivables), government securities, 'real estate assets,' or, in cases where the Company raises new capital through stock (other than pursuant to a dividend reinvestment plan) or long-term (at least five-year) public debt offerings, temporary investments in stock or debt instruments during the one-year period following the Company's receipt of such capital (i.e., during the one-year period beginning June 2, 1998). The term 'real estate assets' includes interests in real property, interests in mortgages on real property to the extent the principal balance of a mortgage does not exceed the fair market value of the associated real property, regular or residual interests in a REMIC or regular interests in a FASIT (except that, if less than 95% of the assets of the REMIC or FASIT consists of 'real estate assets' (determined as if the Company held those assets), the Company will be treated as holding directly its proportionate share of the assets of that REMIC or FASIT), and shares of other REITs.

     For purposes of the 75% asset test, the term 'interest in real property' includes an interest in mortgage loans or land and improvements thereon, such as buildings or other inherently permanent structures (including items that are structural components of those buildings or structures), a leasehold of real property, and an option to acquire real property (or a leasehold of real property). An 'interest in real property' also generally includes an interest in mortgage loans secured by controlling equity interests in entities treated as partnerships for federal income tax purposes that own real property, to the extent that the principal balance of the mortgage does not exceed the fair market value of the real property that is allocable to the equity interest.

     The second asset test requires that, of the investments not included in the 75% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets, and the Company may not own more than 10% of any one issuer's outstanding voting securities (except for interests in qualified REIT subsidiaries and any entity that is disregarded as a separate entity under Treasury Regulations dealing with entity classification).

     In general, the Company intends to structure any real property, CMBS, and, in general, mezzanine investments that it acquires so as to be qualifying assets for purposes of the 75% asset test, except to the extent that less than 95% of the assets of a REMIC or FASIT in which the Company owns an interest consists of 'real estate assets' and the Company's proportionate share of those assets includes assets that are non-qualifying assets for purposes of the 75% asset test. CMBS and mezzanine investments that are debt obligations will be qualifying assets for purposes of the 75% asset test to the extent that the principal balance of each such loan does not exceed the value of the associated real property. The Company will monitor the status of the assets that it acquires for purposes of the various asset tests and has represented that it will manage its portfolio in order to comply at all times with the asset tests.

     If the Company should fail to satisfy the asset tests at the end of a calendar quarter, that failure would not cause it to lose its REIT status if
(1) it satisfied the asset tests at the close of the preceding calendar quarter and (2) the discrepancy between the value of the Company's assets and the asset test requirements arose from changes in the market values of its assets and was not wholly or partly caused by the acquisition of one or more non-qualifying assets. If the condition described in clause (2) of the preceding sentence were not satisfied, the Company still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.

DISTRIBUTION REQUIREMENTS

     The Company, in order to avoid corporate income taxation of the earnings that it distributes, is required to distribute with respect to each taxable year dividends (other than capital gain dividends) to its stockholders in an aggregate amount at least equal to (1) the sum of (A) 95% of its 'REIT taxable income' (computed without regard to the dividends paid deduction and its net capital gain) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (2) the sum of certain items of non-cash income. Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its federal income tax return for that year and if paid on or before the first regular dividend payment date after declaration.

     To the extent that the Company does not distribute all of its 'REIT taxable income,' as adjusted, it will be subject to tax thereon at regular corporate tax rates. To the extent that the Company does not distribute all of its net capital gain, it will be subject to tax on the undistributed amount of such gain. The Company may elect, however, to pay the tax on its undistributed long-term capital gains on behalf of its stockholders, in which case the stockholders would include in income their proportionate share of the undistributed long-term capital gains and receive a credit or refund for their share of the tax paid by the Company.

     Furthermore, if the Company should fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates falling in the last three months of the calendar year, by the end of the January immediately following that year) at least the sum of (1) 85% of its REIT ordinary income for that year, (2) 95% of its REIT capital gain income for that year, and (3) any undistributed taxable income from prior periods, the Company would be subject to a 4% nondeductible excise tax on the excess of that required distribution over the amounts actually distributed (apparently regardless of whether the Company elects (as described above) to pay the capital gains tax on undistributed capital gains). The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements.

     It is possible that, from time to time, the Company may experience timing differences between (1) the actual receipt of income and actual payment of deductible expenses and (2) the inclusion of that income and deduction of such expenses in arriving at its REIT taxable income. For example, the Company will recognize taxable income in excess of its cash receipts when, as generally happens, OID (the term 'OID' means original issue discount with respect to debt obligations) accrues with respect to its CMBS. Furthermore, some mortgage loans may be deemed to have OID, in which case the Company will be required to recognize taxable income in advance of the related cash flow. OID generally will be accrued using a methodology that does not allow credit losses to be reflected until they are actually incurred. The Company will attempt to structure its investments so as not to recognize excess inclusion or other 'phantom' taxable income from REMIC residual interests; however, there can be no assurance that excess inclusion or other 'phantom' income can be avoided. While neither the amount (if any) by which OID on a debt instrument exceeds cash receipts from such instrument nor the amount (if any) of excess inclusion is generally subject to the 95% distribution requirement relating to maintenance of REIT status, those amounts would have to be distributed to avoid corporate income taxation thereof at the REIT level.

     In addition, the Company may recognize taxable market discount income upon the receipt of proceeds from the disposition of, or principal payments on, CMBS and mortgage loans that are 'market discount bonds' (i.e., obligations with a stated redemption price at maturity that is greater than the Company's tax basis in such obligations), although such proceeds often will be used to make nondeductible principal payments on related borrowings. Market discount income is treated as ordinary income that is subject to the 95% distribution requirement. It also is possible that, from time to time, the Company may recognize net capital gain attributable to the sale of depreciated property that exceeds its cash receipts from the sale. In addition, pursuant to certain Treasury Regulations, the Company may be required to recognize the amount of any payment to be made pursuant to a shared appreciation provision over the term of the related loan using the constant yield method. Finally, the Company may recognize taxable income without receiving a corresponding cash distribution if it forecloses on or makes a 'significant modification' (as defined in Treasury Regulations Section 1.1001-3(e)) to a loan, to the extent that the fair market value of the underlying property or the principal amount of the modified loan, as applicable, exceeds the Company's basis in the original loan. Therefore, the Company may have less cash than is necessary to meet its annual 95% distribution requirement or to avoid corporate income tax or the excise tax imposed on certain undistributed income. In such a situation, the Company may find it necessary to arrange for short-term (or possibly long-term) borrowings or to raise funds through the issuance of preferred stock or additional Common Stock (the term 'Common Stock' means the class A common stock, $.001 par value per share, of the company).

     Under certain circumstances, the Company may be able to rectify a failure to meet the distribution requirements for a year by paying 'deficiency dividends' to its stockholders in a later year, which may be included in the Company's deduction for dividends paid for the earlier year. Although the Company may be able to avoid being taxed on amounts distributed as deficiency dividends, it will be required to pay to the Service interest based upon the amount of any deduction taken for deficiency dividends.

RECORD-KEEPING REQUIREMENTS

     Pursuant to applicable Treasury Regulations, in order to be able to elect to be taxed as a REIT, the Company must maintain certain records and request on an annual basis certain information from its stockholders designed to disclose the actual ownership of its outstanding stock. The Company intends to comply with such requirements. A REIT's failure to comply with such requirements would result in a monetary fine imposed on such REIT. However, no penalty would be imposed if such failure is due to reasonable cause and not to willful neglect.

ADMINISTRATIVE PROPOSAL

     The Company may conduct certain hedging and other activities (which include certain activities likely to be conducted by the Company and might include, in certain circumstances, the creation of mortgage securities through securitization) through non-controlled taxable subsidiaries of the Company.

     The 1999 Administrative Proposal would provide an exception to the five-percent and 10-percent asset tests (discussed above) so that REITs could have 'taxable REIT subsidiaries.' Under the proposal, there would be two types of taxable REIT subsidiaries, a 'qualified independent contractor subsidiary' and a 'qualified business subsidiary.' A qualified business subsidiary would be allowed to undertake non-tenant related activities that currently generate non-qualifying income for a REIT, such as third-party management and development.

     The Administration's proposal would impose a number of constraints on a taxable REIT subsidiary to ensure that the REIT could not, through a taxable REIT subsidiary, engage in substantial non-real estate activities, and also to ensure that the taxable REIT subsidiary pays a corporate level tax on its earnings. The following provisions, if enacted, may curtail the Company's ability to conduct these types of transactions. Under the Administration's proposal: (1) the value of all taxable REIT subsidiaries owned by a REIT could not represent more than 15 percent of the value of the REIT's total assets; (2) a taxable REIT subsidiary would not be entitled to deduct any interest incurred on debt funded directly or indirectly by the REIT; (3) a 100-percent excise tax would be imposed on excess payments to ensure arm's length pricing for services provided to REIT tenants (i.e., REIT tenants could not pay for services provided by the taxable REIT subsidiary through increased rental payments to the REIT) and allocation of shared expenses between the REIT and the taxable REIT subsidiary. Certain additional limitations may apply.

     This proposal would be effective after the date of enactment. REITs would be allowed to combine and convert preferred stock subsidiaries into taxable REIT subsidiaries tax-free prior to a certain date. There would be a transition period to allow for conversion of preferred stock subsidiaries before the 10-percent vote or value test would become effective. Persons other than the REIT who hold stock in a preferred stock subsidiary would recognize gain to the extent that they received consideration other than REIT stock for their interest in the subsidiary.

INVESTMENT ACTIVITY

SIGNIFICANT ACQUISITIONS

     On June 2, 1998, the Company acquired 22 classes of CMBS, one commercial mortgage loan and a mezzanine investment (a preferred interest in a limited partnership) for $201.3 million from private funds managed by the Manager. In accordance with the Charter and By-laws of the Company, the acquisition was approved by a majority of the Independent Directors.

     On June 15, 1998, the Company acquired two classes of CMBS in open market transactions for $38.2 million.

SIGNIFICANT DISPOSITIONS

     In October and November 1998, the Company disposed of 14 classes of CMBS in open market transactions for approximately $105.3 million. The sale of these securities resulted in realized losses of $17.9 million. Concurrent with the sale of the CMBS, the Company closed related hedge (short) positions in government securities, resulting in additional realized losses of $9.5 million.

     The proceeds from the sales of CMBS were used by the Company to reduce its borrowings under repurchase agreements. The following chart shows the outstanding principal amount of borrowings by the Company under repurchase agreements, and shareholder's equity of the Company as of the end of the last three fiscal quarters:

              TABLE 1.6 -- BORROWINGS UNDER REPURCHASE AGREEMENTS

                                                          BORROWINGS
                                                             UNDER
                                                          REPURCHASE     STOCKHOLDERS
DATE                                                      AGREEMENTS        EQUITY
-------------------------------------------------------   -----------    -------------
                                                                     ($MM)

6/30/98................................................     $ 147.7          $96.5
9/30/98................................................       159.9           42.6
12/31/98...............................................        58.9           39.9

ITEM 2. PROPERTIES

     The Company utilizes office space of the Manager at 335 Madison Avenue, New York, NY 10017 as its executive office.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Company was initially capitalized with the sale of 750 shares of Class A common stock, par value $0.001 per share (the 'Common Stock'), on February 18, 1998, for a total of $15,000. The Company received commitments on March 11, 1998 for the purchase, in private placements, of 1,000,000 shares of Class A common stock at $20 per share for a total of $20,000,000. The sale of these shares was consummated at the time of the closing of the Company's initial public offering.

     On June 2, 1998, the Company completed its initial public offering of Common Stock. The Company issued 4,000,000 shares of Common Stock at a price of $20 per share and received proceeds of $76,025,000, net of underwriting discounts and commissions. Offering costs in connection with the public offering amounting to $1,337,485 have been charged against the proceeds of the offering.

     Concurrent with the initial public offering, the Company issued 175,000 shares of Class B stock in exchange for a 10% interest in the Manager and an option to purchase the remaining 90% interest in (or all of the assets of) the Manager for 90% of fair market value. The option may be exercised between January 2, 2000 and March 31, 2001 only with the approval of the Company's independent directors.

     The Common Stock of the Company began trading on the New York Stock Exchange on June 2, 1998 under the symbol 'CLR'. Prior to such date, no public market for the Common Stock of the Company existed. As of March 22, 1999, the Company had 4,418,450 shares of Common Stock outstanding, which were held by 29 holders of record and approximately 1,600 beneficial owners.

     The following table sets forth the high, low and closing share price as reported on the New York Stock Exchange and the cash distributions declared per share of Common Stock.

              TABLE 5.1 -- SHARE PRICE AND DISTRIBUTIONS DECLARED

                                                       (PRICE PER SHARE)           CASH DISTRIBUTIONS
                                                  ----------------------------          DECLARED
  PERIOD BEGINNING         PERIOD ENDING           HIGH       LOW       CLOSE          PER SHARE
--------------------  ------------------------    ------     ------     ------     ------------------
May 28, 1998          June 30, 1998               $19.06     $15.13     $15.38           $ 0.14
July 1, 1998          September 30, 1998           16.69      10.19      11.56             0.45
October 1, 1998       December 31, 1998            11.56       1.88       4.25             0.15
                                                                                         ------
                                                                                         $ 0.74
                                                                                         ------
                                                                                         ------

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data of the Company and its subsidiaries for the period indicated. Additional financial information is set forth in the audited financial statements and notes thereto and in 'Management's Discussion and Analysis of Financial Condition and Results of Operations' included herein.

                                                                           FOR THE PERIOD JUNE
                                                                                 2, 1998
                                                                             (COMMENCEMENT OF
                                                                           OPERATIONS) THROUGH
                                                                            DECEMBER 31, 1998
                                                                           --------------------
Operations Data
Income
     Interest income from securities -- trading.........................       $ 12,580,589
     Other investment income............................................            919,876
                                                                           --------------------
                                                                                 13,500,465
                                                                           --------------------
Expense
     Interest...........................................................          8,571,422
     Other expenses.....................................................          1,683,411
                                                                           --------------------
                                                                                 10,254,833
                                                                           --------------------
Other operating losses..................................................         51,969,592
                                                                           --------------------
Total loss..............................................................         48,723,960
                                                                           --------------------
                                                                           --------------------
Loss per share..........................................................            9.93
Distributions per share.................................................           $0.74

                                                                            DECEMBER 31, 1998
                                                                           --------------------
Selected Balance Sheet Data
Total assets............................................................       $148,022,878
Total liabilities.......................................................        108,106,054
Shareholders' equity....................................................         39,916,824

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was organized in February 1998 to invest in commercial mortgage-backed securities (primarily subordinate securities), commercial mortgage loans, mezzanine investments, equity investments, and other real estate related investments. Substantially all of the $94.7 million of net proceeds received from the sale of 5,000,000 shares of its Class A Common Stock in June 1998 together with the net proceeds of other financing arrangements has been used to acquire the Company's current portfolio of investments.

     The following discussion of the Company's financial condition, results of operations, and capital resources and liquidity should be read in conjunction with the Company's financial statements and related notes.

MARKET CONDITIONS

     The year 1998 was a difficult year for the Company. Following the initial public offering of the Common Stock on June 2, 1998, the Company immediately deployed its capital through a series of investments in CMBS, a commercial whole loan and a mezzanine investment.

     In the month of August, however, new CMBS issuance and credit concerns across other markets led to the limited widening of spreads on CMBS. The price of a fixed income security is often determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security widens (or increases), the price (or value) of the security falls.

     In September, the restructuring of several prominent hedge funds led to extensive spread widening in CMBS and other fixed income markets as well as a rally in the market for government securities. Continued credit concerns led to a tightening of credit markets. At the same time, liquidity in the CMBS market diminished significantly, with much of the diminution occurring in the month of September. This lack of liquidity continued through the end of the year.

     In October and November, the Company disposed of 14 classes of CMBS to reduce leverage and the Company's exposure to continued spread widening. The sale of these securities resulted in realized losses of approximately $17.9 million. In conjunction with the sale of the CMBS, the Company closed related short positions in US Government securities. The closing of these positions resulted in realized losses of approximately $9.5 million. For more information on the sale of these CMBS, see 'INVESTMENT ACTIVITY -- Significant Dispositions.'

     The month of December offered some small signs of improvement in the CMBS market as limited liquidity returned, primarily for investments in investment grade securities.

RESULTS OF OPERATIONS

GENERAL

     The Company began operations on June 2, 1998. Net losses for the period from June 2, 1998 to December 31, 1998 amounted to $48,723,960 or $9.93 per share. The total loss for the period from June 2, 1998 to December 31, 1998 was attributable primarily to realized losses on sales of CMBS of $17,935,969, losses from the closing of short positions in government securities of $10,774,778, interest expense of $8,571,422 and offset by income from investments of $13,500,465.

     The results of operations realized during the period ended December 31, 1998 are not necessarily indicative of the results that may be expected for future periods.

INVESTMENT INCOME

     For the period June 2, 1998 to December 31, 1998, the Company earned income of $13,500,465 from investments as follows:

TABLE 7.1 -- INVESTMENT INCOME FOR THE PERIOD JUNE 2, 1998 THROUGH DECEMBER 31,
                                      1998

                             INVESTMENT                                INCOME EARNED
                             ----------                                -------------
CMBS................................................................    $ 8,894,931
Deposits with brokers as collateral for securities sold short.......      3,685,658
Commercial mortgage loan............................................        560,452
Mezzanine investment................................................        316,903
Cash and cash equivalents...........................................         42,521
                                                                       -------------
     Total..........................................................    $13,500,465
                                                                       -------------
                                                                       -------------

     In the months of October and November, 1998, the Company sold 14 classes of CMBS in open market transactions. The interest income earned on the securities that were sold was approximately $3.72 million for the period June 2, 1998 to December 31, 1998.

INTEREST EXPENSE

     For the period June 2, 1998 to December 31, 1998, the Company incurred interest expense of $8,571,422 from repurchase agreements and government securities sold short.

 TABLE 7.2 -- INTEREST EXPENSE FOR THE PERIOD JUNE 2, 1998 THROUGH DECEMBER 31,
                                      1998

                                                                     INTEREST EXPENSE
                                                                     ----------------

Repurchase agreements.............................................      $4,383,251
Government securities sold short..................................       4,188,171
                                                                     ----------------
                                                                        $8,571,422
                                                                     ----------------
                                                                     ----------------

     As of December 31, 1998, the Company had entered into repurchase agreements in the amount of $58,924,000. The weighted average interest rate was 6.44%, and is a variable rate, based on one-month LIBOR plus a weighted average spread of 0.89%.

     As of December 31, 1998, the Company had the following open short positions in U.S. Treasury securities: $36,320,000 (face) of U.S. Treasury 7.00%, 07/15/2006 and $3,493,000 (face) of U.S. Treasury 6.50%, 11/15/2026.

OTHER EXPENSES

     Other expenses consist primarily of due diligence costs of $548,284 incurred relating to transactions that were ultimately abandoned and miscellaneous general and administrative expenses.

     In accordance with the terms of the Management Agreement, an accrual of $495,596 in base management fees was made for the period June 2, 1998 to December 31, 1998. The Company has not accrued for or paid any incentive compensation to the Manager since inception.

     During 1998, the Company recorded impairment losses on other investments of $2,500,000.

CHANGES IN FINANCIAL CONDITION

     General. Total assets as of December 31, 1998 amounted to $148.0 million and were comprised primarily of $80.7 million of CMBS, $46.8 million of deposits with brokers as collateral for securities sold short, an investment of $12.9 in a commercial mortgage loan, and a mezzanine investment of $3.9 million. The Company purchased these assets during the year ended December 31, 1998 with the net proceeds from its initial public offering on June 2, 1998.

     Total liabilities of the Company as of December 31, 1998 amounted to $108.1 million and were comprised primarily of repurchase agreements in the amount of $58.9 million and government securities sold short in the amount of $45.6 million.

CAPITAL RESOURCES AND LIQUIDITY

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

     The tightening of credit markets and the widening of yield spreads on CMBS in the third and fourth quarters adversely affected the liquidity position of the Company. While the Company met all obligations under its financing agreements, it was required to post additional collateral in order to meet margin calls from its lenders. In addition, in October and November 1998, the Company sold 14 classes of CMBS for $105.3 million in order to improve its liquidity. If credit and/or fixed income markets worsen, the Company may not be able to meet its obligations under its financing agreements.

     The proceeds from the sales of CMBS were used by the Company to reduce its borrowings under repurchase agreements. The following chart shows the outstanding principal amount of borrowings by the Company under repurchase agreements:

              TABLE 7.3 -- BORROWINGS UNDER REPURCHASE AGREEMENTS

                                                                          REPURCHASE
                                                                          AGREEMENT
                                                                             DEBT
                                 DATE                                       ($ MM)
-----------------------------------------------------------------------   ----------

6/30/98................................................................     $147.7
9/30/98................................................................      159.9
12/31/98...............................................................       58.9

     The Company's operating activities used cash flows of $126.7 million during period from June 2, 1998 through December 31, 1998, primarily through a net loss, net purchases of securities -- trading and deposits with brokers as collateral for short sales.

     The Company's investing activities used cash flows totaling $16.8 million during the period from June 2, 1998 through December 31, 1998 to purchase the commercial mortgage loan and limited partnership investment.

     The Company's financing activities provided $144.1 million during the period from June 2, 1998 through December 31, 1998 and consisted primarily of proceeds from the issuance of common stock and borrowings under repurchase agreements.

     The Manager regularly evaluates investment opportunities on behalf of the Company. In the event that the Manager identifies an investment opportunity consistent with the Company's investment objectives, the Company may seek sources of additional capital, including various third-party borrowings or the issuance of preferred equity. The Company may also elect to increase its borrowings under repurchase agreements. The Company currently has no outstanding investment commitments or any immediate investment plans.

     The Company, in order to avoid corporate income taxation of the earnings that it distributes, is required to distribute annually at least 95% if its taxable income to stockholders. It is possible that the Company may experience timing differences between the actual receipt of income and the inclusion of that income in the calculation of taxable income. In the event that the cash generated by the Company's investments is insufficient to fund the distributions to stockholders that are required to maintain the Company status as a REIT, the Company may access cash reserves or seek sources of additional capital in order to fund the distributions.

     Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that may have a significant effect on liquidity.

STOCKHOLDERS' EQUITY

     Stockholders' equity as of December 31, 1998 was $39,916,824. The stockholders' equity balance as of this date was attributable primarily to the proceeds of the initial public offering, realized losses in securities -- trading of $28,710,747, unrealized losses in securities -- trading of $20,758,845, an impairment loss of $2,500,000 and a decrease of $5,982,490 due to the repurchase of stock. During the period June 2, 1998 through December 31, 1998, the Company made distributions of $0.74 per share for a total of $3,579,242.

YEAR 2000 COMPLIANCE

     Substantially all of the Company's computer systems are supplied by the Manager. In 1998, the Manager formed a internal team of information technology professionals to identify the risks to the business operations of the Manager, and the Company, that may arise from the transition to the Year 2000 and beyond. The team also assumed responsibility for increasing awareness of the potential risks to the business operations through presentations to employees and management of the Manager. The team has also completed a written plan that identifies corrective steps to mitigate these risks.

     The Manager's plan for Year 2000 compliance covers mission-critical systems, physical facilities and communications systems. It also addresses external interfaces with third-party computer systems that communicate with the systems of the Manager. The Manager has allocated approximately $50,000 to cover expenses associated with the assessment of potential Year 2000 issues. The Company has not allocated any funds to cover Year 2000 compliance; however, the Company may bear a portion of the costs incurred by the Manager in this regard.

MISSION CRITICAL SYSTEMS

     The Manager advised the Company that, as of December 31, 1998, it had completed an inventory of all systems, and had identified all mission-critical systems that were not Year 2000 compliant. The Manager had also developed remediation and testing plans to address Year 2000 issues. As of December 31, 1998, the Manager advised the Company that it had completed remediation and testing of substantially all internal mission-critical systems. The Manager advised the Company that it expects to complete remediation and testing by June 30, 1999.

ASSESSMENT OF YEAR 2000 READINESS OF THIRD PARTIES

     On December 31, 1998, the Manager advised the Company that it had identified all third-parties upon whom the Manager relies for mission-critical and non-mission-critical systems. The Manager also notified the Company that it had contacted approximately one-half of the identified third parties. All of the third-parties contacted by the Manager had documented their plans for addressing Year 2000 issues and their progress in achieving Year 2000 compliance. The Manager advised the Company that it expects to contact all remaining third-parties upon whom the Manager relies for mission-critical and non-mission-critical systems by June 30, 1999.

DEVELOPMENT OF CONTINGENCY PLAN

     On December 31, 1998, the Manager advised the Company that it had yet to create a written contingency plan for systems it uses if, after December 31, 1999, it has computer problems caused by the Year 2000. The Manager has reported that it is in the process of preparing a written contingency plan and that it expects the contingency plan to be complete by June 30, 1999.

RISKS ASSOCIATED WITH ACHIEVING YEAR 2000 COMPLIANCE

     Based upon the Manager's representations regarding its own efforts and responses from third parties, the Company believes that the Manager will be Year 2000 compliant by mid-1999. Until the Manager advises the Company that it has completed further testing and has received confirmations of Year 2000 compliance from additional third parties, the Company cannot assure that the Manager will achieve Year 2000 compliance within its current time and cost estimates. There can be no assurance that the assessments or remediation measures made by the Manager or significant third parties with whom the Manager's systems interface have been or will be accurate. There is a risk that failure by the Manager or those significant third parties to achieve Year 2000 compliance will have an adverse effect on the business operations of the Company.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein are not, and certain statements contained in future filings by the Company with the SEC, in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as 'may,' 'will,' 'believe,' 'expect,' 'anticipate,' 'continue,' or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates, changes in spreads on CMBS, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the investments of the Company are exposed are interest rate risk and CMBS spread risk, which are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company.

     Changes in the general level of interest rates can affect the net interest income of the Company. The following table demonstrates the estimated effect that changes in interest rates would have on the operating performance of the Company and the value of the Company's investments in CMBS and short positions in government securities. All changes in income and value are measured as percentage changes from the projected income and portfolio value if no change in interest rates were to occur.

     TABLE 7.4 -- PERCENTAGE CHANGE IN EXPECTED INCOME AND PORTFOLIO VALUE
                         FROM CHANGES IN INTEREST RATES

                                                                                      CHANGE IN
                                                                         CHANGE IN    PORTFOLIO
CHANGE IN INTEREST RATES                                                  INCOME*      VALUE**
------------------------                                                 ---------    ---------

 - 250 Basis Points...................................................       23.8%        2.6%
 - 200 Basis Points...................................................       18.7         2.0
 - 150 Basis Points...................................................       13.8         1.5
 - 100 Basis Points...................................................        9.1         1.0
 -  50 Basis Points...................................................        4.5         0.5
No change.............................................................        0.0         0.0
   +50 Basis Points...................................................      - 4.3       - 0.5
  +100 Basis Points...................................................      - 8.4       - 0.9
  +150 Basis Points...................................................     - 12.3       - 1.3
  +200 Basis Points...................................................     - 16.1       - 1.7
  +250 Basis Points...................................................     - 19.7       - 2.1

------------

 * Income includes expected interest income from CMBS, amortization of market discount on CMBS, net interest income on short positions in government securities and mark to market adjustments to CMBS and government securities from changes in interest rates.

** Portfolio value includes fair value estimate of CMBS and net short position in government securities.

                            ------------------------

     The Company is further exposed to interest rate risk through its short term financing through repurchase agreements at rates that are based on 30-day LIBOR. The repurchase agreements into which the Company has entered are for terms of less than, or equal to 30 days. Changes in interest rates may increase the Company's cost of financing its investments. The following table demonstrates the estimated effect that changes in interest rates would have on the interest expense of the Company:

               TABLE 7.5 -- PERCENTAGE CHANGE IN INTEREST EXPENSE
               UNDER REPURCHASE AGREEMENTS FROM CHANGES IN LIBOR

                                                                           CHANGE IN
                                                                           INTEREST
CHANGE IN LIBOR                                                             EXPENSE
---------------                                                            ---------

 - 250 Basis Points.....................................................     - 38.8%
 - 200 Basis Points.....................................................     - 31.1
 - 150 Basis Points.....................................................     - 23.3
 - 100 Basis Points.....................................................     - 15.5
  - 50 Basis Points.....................................................      - 7.8
No change in LIBOR......................................................        0.0
   +50 Basis Points.....................................................        7.8
  +100 Basis Points.....................................................       15.5
  +150 Basis Points.....................................................       23.3
  +200 Basis Points.....................................................       31.1
  +250 Basis Points.....................................................       38.8

     The investments of the Company are also exposed to spread risk. The price of a fixed income security is generally determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security widens (or increases), the price (or value) of the security falls. As spreads on CMBS widen, the fair value of the Company's portfolio falls. Spread widening in the market for CMBS can occur as a result of market concerns over the stability of the commercial real estate market, excess supply of CMBS, or general credit concerns in other markets. The following table demonstrates the estimated effect that changes in CMBS spreads would have on the value of the Company's CMBS portfolio:

          TABLE 7.6 -- PERCENTAGE CHANGE IN CMBS PORTFOLIO VALUE FROM
                            CHANGES IN CMBS SPREADS

                                                                     CHANGE IN CMBS
                                                                       PORTFOLIO
CHANGE IN CMBS SPREADS                                                   VALUE
----------------------                                               --------------

 - 250 Basis Points...............................................           14.7%
 - 200 Basis Points...............................................           11.5
 - 150 Basis Points...............................................            8.4
 - 100 Basis Points...............................................            5.5
 -  50 Basis Points...............................................            2.7
No change in CMBS Spreads                                                     0.0
  + 50 Basis Points...............................................          - 2.6
  +100 Basis Points...............................................          - 5.1
  +150 Basis Points...............................................          - 7.4
  +200 Basis Points...............................................          - 9.7
  +250 Basis Points...............................................         - 11.9

     The Company enters into contracts to sell securities that it does not own at the time of the sale, at a specified price at a specified time (short sales). The Company utilizes these contracts as a means of mitigating ('hedging') the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. As the value of the Company's CMBS declines (increases) with increases (decreases) in interest rates, the value of the contracts increases (decreases). There can be no guarantee, however, that the change in value of the contract will completely offset the change in value of the fixed-rate interest earning asset. These contracts involve the short sale of U.S. Treasury securities. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. If the market value of the securities involved in the short sale increases, the Company may be required to meet a 'margin call'.

     At December 31, 1998, the Company had open contracts to sell U.S. Treasury securities with face amounts totaling $39.8 million. Although the Company generally does not settle these contracts at expiration, but instead rolls them over into new contracts, if the Company had settled its open contracts at December 31, 1998, the counterparty would have been required to pay the Company $175,343.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon are set forth on pages F-1 through F-13 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 as to the directors and executive officers of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the headings 'Election of Directors' and 'Management of the Company.'

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the headings 'Executive Compensation.'

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the headings 'Security Ownership of Certain Beneficial Owners and Management.'

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A under the headings 'Certain Relationships and Related Transactions.'

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibits

 3.1   -- Articles of Incorporation(1)
 3.2   -- Bylaws of the Company(2), as amended by Resolution of the Board of Directors dated March 10, 1999*
 4.1   -- Form of Common Stock Certificate(1)
10.1   -- Form of Management Agreement(1)
10.2   -- Form of 1998 Stock Incentive Plan(1)
10.3   -- Purchase and Sale Agreement between the Company and Monroe Investment Corp.(3)
10.4   -- Purchase and Sale Agreement between the Company and Gramon Fund (BVI), LP(3)
21.1   -- List of Subsidiaries of the Company as of March 22, 1999*
27.1   -- Financial Data Schedule -- For the period ended December 31, 1998*

------------

(1) Incorporated by reference to the similarly described exhibit filed in connection with the Company's Registration Statement on Form S-11 (File No. 333-47887), as amended.

(2) As filed with the Company's Registration Statement on Form S-11 (File No. 333-47887), as amended.

(3) Incorporated by reference to the similarly described exhibit filed in connection with the Company's Quarterly Report on Form 10-Q filed on August 14, 1998.

*  Filed herewith

     (b) Reports on Form 8-K filed during the quarter ended December 31, 1998

     (1) Form 8-K filed on October 30, 1998, announcing financial results for the three months ended September 30, 1998 and the subsequent disposition of assets.

                       CLARION COMMERCIAL HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...............................................................................   F-2
Consolidated Financial Statements:
     Consolidated Statement of Financial Condition at December 31, 1998....................................   F-3
     Consolidated Statement of Operations for the period June 2, 1998 (Commencement of Operations) through
      December 31, 1998....................................................................................   F-4
     Consolidated Statement of Changes in Stockholders' Equity for the period June 2, 1998 (Commencement of
      Operations) through December 31, 1998................................................................   F-5
     Consolidated Statement of Cash Flows for the period June 2, 1998 (Commencement of Operations) through
      December 31, 1998....................................................................................   F-6
     Notes to Consolidated Financial Statements............................................................   F-7

     All schedules have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CLARION COMMERCIAL HOLDINGS, INC.
New York, New York

     We have audited the accompanying consolidated statement of financial condition of Clarion Commercial Holdings, Inc. and Subsidiaries (together, the 'Company') as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period June 2, 1998 (commencement of operations) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Clarion Commercial Holdings, Inc. and Subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the period June 2, 1998 (commencement of operations) through December 31, 1998 in conformity with generally accepted accounting principles.

                                          DELOITTE & TOUCHE LLP

New York, New York
March 10, 1999

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                               DECEMBER 31, 1998

                                         ASSETS
Cash and cash equivalents...............................................................   $    565,684
Securities -- trading, at fair value....................................................     80,731,788
Commercial mortgage loan receivable.....................................................     12,949,224
Other investments.......................................................................      4,856,250
Deposits with brokers as collateral for securities sold short...........................     46,830,041
Accrued interest receivable.............................................................      1,514,932
Other assets............................................................................        574,959
                                                                                           ------------
     Total assets.......................................................................   $148,022,878
                                                                                           ------------
                                                                                           ------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Repurchase agreements...................................................................   $ 58,924,000
Government securities sold short........................................................     45,578,695
Dividends payable.......................................................................        689,348
Treasury stock payable..................................................................        577,851
Other liabilities.......................................................................      2,336,160
                                                                                           ------------
     Total liabilities..................................................................    108,106,054
                                                                                           ------------

                                  STOCKHOLDERS' EQUITY
Preferred Stock, par value $.01 per share, 25,000,000 shares authorized; no shares
  issued................................................................................        --
Class A Common Stock, par value $.001 per share 74,000,000 sharers authorized; 5,000,750
  issued; 4,451,050 shares outstanding..................................................          5,001
Class B Common Stock, par value $.001 per share 1,000,000 shares authorized; 175,000
  issued and outstanding................................................................            175
Additional paid-in capital..............................................................     98,197,339
Net loss and distributions..............................................................    (52,303,201)
Treasury stock -- (549,700 shares), at cost.............................................     (5,982,490)
                                                                                           ------------
     Total stockholders' equity.........................................................     39,916,824
                                                                                           ------------
     Total liabilities and stockholders' equity.........................................   $148,022,878
                                                                                           ------------
                                                                                           ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
 FOR THE PERIOD JUNE 2, 1998 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31,
                                      1998

Income:
     Interest income from securities -- trading..........................................   $12,580,589
     Income from commercial mortgage loan................................................       560,452
     Income from other investments.......................................................       316,903
     Interest income -- other............................................................        42,521
                                                                                            -----------
          Total income...................................................................    13,500,465
                                                                                            -----------
Expenses:
     Interest............................................................................     8,571,422
     Management fee......................................................................       495,596
     Other expenses......................................................................     1,187,815
                                                                                            -----------
          Total expenses.................................................................    10,254,833
                                                                                            -----------
Other operating losses:
     Realized losses from securities -- trading..........................................    28,710,747
     Unrealized losses from securities -- trading........................................    20,758,845
     Writedown of other investments......................................................     2,500,000
                                                                                            -----------
          Total other operating losses...................................................    51,969,592
                                                                                            -----------
Net loss.................................................................................   $48,723,960
                                                                                            -----------
                                                                                            -----------
Net loss per share:
     Basic...............................................................................      $9.93
                                                                                               -----
                                                                                               -----
     Diluted.............................................................................      $9.93
                                                                                               -----
                                                                                               -----
Weighted average shares outstanding:
     Basic...............................................................................     4,905,778
                                                                                              ---------
                                                                                              ---------
     Diluted.............................................................................     4,905,778
                                                                                              ---------
                                                                                              ---------


  The accompanying notes are an integral part of these consolidated financial statements.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE PERIOD JUNE 2, 1998 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31,
                                      1998

                                                           ADDITIONAL
                                       CLASS A   CLASS B     PAID-IN     NET LOSS AND     TREASURY
                                       SHARES    SHARES      CAPITAL     DISTRIBUTIONS      STOCK         TOTAL
                                       -------   -------   -----------   -------------   -----------   ------------

Balance at June 2, 1998..............  $    1     $--      $    14,999   $    --         $   --        $     15,000
Issuance of common stock:
     Class A.........................   5,000      --       94,682,515        --             --          94,687,515
     Class B.........................    --         175      3,499,825        --             --           3,500,000
Distributions declared:
     Class A common stock............    --        --          --           (3,475,991)      --          (3,475,991)
     Class B common stock............    --        --          --             (103,250)      --            (103,250)
Net loss.............................    --        --          --          (48,723,960)      --         (48,723,960)
Treasury stock purchases.............    --        --          --             --          (5,982,490)    (5,982,490)
                                       -------   -------   -----------   -------------   -----------   ------------
Balance at December 31, 1998.........  $5,001     $ 175    $98,197,339   $ (52,303,201)  $(5,982,490)  $ 39,916,824
                                       -------   -------   -----------   -------------   -----------   ------------
                                       -------   -------   -----------   -------------   -----------   ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
 FOR THE PERIOD JUNE 2, 1998 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31,
                                      1998

Cash flows from operating activities:
Net loss.........................................................................................   $ (48,723,960)
Adjustments to reconcile net loss to net cash used by operating activities:
     Premium amortization (discount accretion), net..............................................        (276,391)
     Unrealized loss on investment in commercial mortgage-backed securities......................      18,937,803
     Unrealized loss on short sales of government securities.....................................       1,821,042
     Writedown of other investments..............................................................       2,500,000
     Increase in accrued interest receivable & other assets......................................      (2,089,891)
     Increase in accrued interest payable & other liabilities....................................       3,603,359
     Investment in securities -- trading.........................................................    (222,588,765)
     Proceeds from sale of securities -- trading.................................................     123,218,096
     Increase in deposits with broker as collateral for securities sold short....................     (46,830,041)
     Increase in government securities sold short................................................      43,757,652
                                                                                                    -------------
Net cash used in operating activities............................................................    (126,671,096)
                                                                                                    -------------
Cash flows from investing activities:
     Commercial mortgage loan receivable.........................................................     (12,971,754)
     Investment in limited partnership...........................................................      (3,856,250)
                                                                                                    -------------
Net cash used in investing activities............................................................     (16,828,004)
                                                                                                    -------------
Cash flows from financing activities:
     Proceeds from reverse repurchase agreements.................................................      58,924,000
     Proceeds from issuance of common stock, net of offering costs...............................      94,687,515
     Distributions paid..........................................................................      (3,579,241)
     Purchases of treasury stock.................................................................      (5,982,490)
                                                                                                    -------------
Net cash provided by financing activities........................................................     144,049,784
                                                                                                    -------------
Net increase in cash and cash equivalents........................................................         550,684
Cash and cash equivalents at beginning of period.................................................          15,000
                                                                                                    -------------
Cash and cash equivalents at end of period.......................................................   $     565,684
                                                                                                    -------------
                                                                                                    -------------

Supplemental information:     Interest paid: $7,141,976

Supplemental disclosures of cash flow information:

      Dividends in the amount of $689,348 were declared on 12/23/98 and paid on 1/15/99.

      Treasury stock in the amount of $577,581 was purchased prior to 12/31/98 for settlement after 1/1/99.

      175,000 shares of Class B Common Stock valued at $3,500,000 were exchanged for a 10% interest in the Manager on June 2, 1999.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Clarion Commercial Holdings, Inc. ('Clarion') and its consolidated subsidiaries (together with Clarion, the 'Company'). Clarion directly owns two subsidiaries, CCHI General, Inc. ('General Partner') and CLARCOMM Limited, Inc. ('Limited Partner'). General Partner and Limited Partner own 1% and 99% respectively of CLARCOMM Holdings, L.P. ('Operating Partnership'). All intercompany transactions and balances are eliminated in consolidation.

     Clarion was incorporated in Maryland in February 1998 and commenced its operations on June 2, 1998. The Company is a specialty finance company organized to invest in commercial mortgage-backed securities (primarily subordinate securities), commercial mortgage loans, mezzanine investments, equity investments and other real estate related investments. The Company is organized and managed as a single business segment.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated statement of financial condition and the reported amounts of revenues and expenses for the period covered. Actual results could differ from those estimates and assumptions. Significant estimates in the financial statements include the valuation of the Company's investments in securities and other investments.

     A summary of the Company's significant accounting policies follows:

SECURITIES -- TRADING

     At the date of acquisition, the Company elected to designate its government securities and commercial mortgage-backed securities ('CMBS') as trading assets. Such securities are carried at their estimated fair value, with the net unrealized gains or losses included in earnings. For a description of the methodology used in determining fair value of the Company's CMBS investments, refer to Note 3. Interest income is recognized as it becomes receivable, and includes amortization of premiums and accretion of discounts, computed using the effective yield method, after considering estimated prepayments and credit losses. Actual credit loss and prepayment experience is reviewed periodically and effective yields adjusted if necessary.

     The Company may, in the future, acquire similar assets that will be held for longer periods of time, and will therefore, not be held principally for the purpose of selling them in the near term. In this case, the Company may elect to designate these assets as 'Available-For-Sale' and any subsequent unrealized gains and losses on the assets would be reported in other comprehensive income.

SHORT SALES

     The Company enters into contracts to sell securities that it does not own at the time of the sale, at a specified price at a specified time (short sales). The Company utilizes these contracts as a means of mitigating ('hedging') the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. These contracts involve the sale of U.S. Treasury securities borrowed from a broker. The broker retains the proceeds from the sale until the Company replaces the borrowed securities. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. If the market value of the securities involved in the short sale increases, the Company may be required to meet a 'margin call'. The Company accounts for its liability to return the borrowed securities under short sales contracts at their market values, with unrealized gains or losses recorded in earnings. Income earned on the proceeds on deposit with brokers is included in interest income from securities -- trading and interest due under the short sales is included in interest expense.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

OTHER INVESTMENTS

     The Company's 10% interest in Clarion Capital, LLC (the 'Manager') and the preferred interest in a limited partnership are accounted for at cost, with income from distributions recognized as distributions are declared. The Company periodically reviews these investments for other-than-temporary impairment. Any such impairment would be recognized in income by reducing the investment to its estimated fair value.

COMPREHENSIVE INCOME

     SFAS No. 130, 'Reporting Comprehensive Income' defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. The Company had no items of other comprehensive income during the period June 2, 1998 (commencement of operations) through December 31, 1998, so its net loss was the same as its comprehensive loss.

NEW ACCOUNTING PRONOUNCEMENT

     In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities' ('SFAS 133'). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a hedge exposure to variable cash flows of a forecasted transaction. The accounting for changes in the fair value of a derivative (e.g. through earnings or outside earnings, through comprehensive income) depends on the intended use of the derivative and the resulting designation.

     The Company is required to implement SFAS 133 on January 1, 2000. Company management is evaluating the impact that this statement will have on its hedging strategies and use of derivative instruments and is currently unable to predict the effect, if any, it will have on the Company's financial statements.

NET LOSS PER SHARE

     Net loss per share is computed in accordance with Statement of Financial Accounting Standards ('SFAS') No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     For the period June 2, 1998 (commencement of operations) through December 31, 1998, diluted net loss per share was the same as basic net loss per share, because all outstanding stock options at December 31, 1998 were antidilutive.

DISTRIBUTIONS

     On July 15, 1998, the Company made a distribution of $0.14 per share to stockholders of record at the close of business on June 30, 1998. On October 15, 1998, the Company made a distribution of $0.45 per share to stockholders of record at the close of business on September 30, 1998. On January 15, 1999, the Company made a distribution of $0.15 per share to stockholders of record at the close of business on December 31, 1998. No portion of these distributions is expected to be either a return of capital or a capital gain for income tax purposes.

INCOME TAXES

     The Company intends to elect to be taxed as a Real Estate Investment Trust ('REIT') and comply with the provisions of the Internal Revenue Code of 1986, as amended (the 'Code'), with respect thereto. Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met.

NOTE 3 -- SECURITIES -- TRADING AND SHORT SALES

     The Company's securities -- trading consist of CMBS with an estimated fair value of $80,731,788 and an amortized cost of $99,669,591 at December 31, 1998, resulting in an unrealized loss of $18,937,803 at that date.

     The aggregate estimated fair value by underlying credit rating of the Company's CMBS at December 31, 1998 is as follows:

                                                                          ESTIMATED
SECURITY RATING                                                          FAIR VALUE     % OF TOTAL
---------------                                                          -----------    ----------

     BB*..............................................................   $58,252,658        72.2%
     B................................................................    15,695,359        19.4
     B-...............................................................     2,819,988         3.5
     NR...............................................................     3,963,783         4.9
                                                                         -----------    ----------
                                                                         $80,731,788       100.0%
                                                                         -----------    ----------
                                                                         -----------    ----------

------------

* Subsequent to December 31, 1998, the rating on the BTR 1998-S1A, Class F security (carrying value of $17,422,240 at December 31, 1998) was upgraded by Moody's from Ba2 (BB) to Baa2 (BBB).

     As of December 31, 1998, the mortgage loans underlying the CMBS interests held by the Company were secured by properties of the types and in the states identified below:

 PROPERTY TYPE     PERCENTAGE(1)         STATE         PERCENTAGE(1)
---------------    -------------     --------------    -------------

Retail                  25.7%              CA               23.9%
Office                  22.6               TX               13.0
Multifamily             21.2               FL                6.8
Hotel                   18.7               NY                6.0
Other                   11.8         All others(2)          50.3

------------

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.

(2) No other state comprises more than 5% of the total.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of December 31, 1998, the weighted average unpaid principal balance of loans that are (1) underlying the CMBS investments of the Company and (2) more than 60 days delinquent is 0.44% of the unpaid principal balance of the collateral as of that date.

     The fair value of the Company's portfolio of CMBS is generally estimated by management based on market prices provided by certain dealers who make a market in these financial instruments. The market for the Company's CMBS is currently suffering from a lack of liquidity, accordingly, the fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.

     At December 31, 1998, the un-leveraged, un-hedged, weighted average yield to maturity of the Company's CMBS portfolio was 12.34%.

     The yield to maturity on the Company's CMBS interests depends on, among other things, the rate and timing of principal payments, the pass-through rate and interest rate fluctuations. The subordinated CMBS interests owned by the Company provide credit support to the more senior interests of the related commercial securitization. Cash flow from the mortgages underlying the CMBS interests generally is allocated first to the senior interests, with the most senior interest having a priority entitlement to cash flow. Remaining cash flow is allocated generally among the other CMBS interests in order of their relative seniority. To the extent that there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinate CMBS interest will bear this loss first. To the extent there are losses in excess of the most subordinated interest's stated entitlement to principal and interest, then the remaining CMBS interests will bear such losses in order of their relative subordination. There is, therefore no assurance that the yield to maturity discussed above will be achieved.

     At December 31, 1998, the Company had open contracts to sell U.S. Treasury securities with face amounts totaling $39.8 million and a fair value of $45.6 million. Although the Company generally does not settle these contracts at expiration, but instead rolls them over into new contracts, if the Company had settled its open contracts at December 31, 1998, the counterparty would have been required to pay the Company $175,343.

     The unrealized loss on these contracts at December 31, 1998 was $1,821,042 which is included in unrealized losses from securities-trading in the statement of operations. During the period June 2, 1998 through December 31, 1998, the Company recorded realized losses of $10,774,778 from settled contracts. The Company earned $3,685,658 on short sale proceeds held by brokers and incurred interest of $4,188,171 on the short sales contracts during the period.

     The composition of the portfolio of securities shown above should not be considered indicative of the composition of the portfolio that might be expected in the future.

NOTE 4 -- COMMERCIAL MORTGAGE LOAN

     As of December 31, 1998, the Company owns a commercial mortgage loan collateralized by a first mortgage on The OMNI Hotel, a 183-room hotel in Newport News, Virginia. The mortgage loan was made on December 18, 1997 in an original principal amount of $12.6 million and bears interest at a fixed rate equal to 7.885% per annum. The loan matures on December 1, 2004 and amortizes over a 25-year schedule. The mortgage loan may not be prepaid until December 1, 2001, and any prepayment thereafter shall be subject to a yield maintenance premium.

NOTE 5 -- COMMON STOCK

     Clarion common stock was sold through several transactions as follows:

     Clarion was initially capitalized with the sale of 750 shares of Class A Common Stock, par value $0.001 per share (the 'Class A Common Stock') on February 18, 1998, for a total of $15,000. Clarion

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

received commitments on March 11, 1998 for the purchase, in private placements, of 1,000,000 shares of Class A Common Stock at $20 per share for a total of $20,000,000. The sale of these shares was consummated at the time of the closing of Clarion's initial public offering on June 2, 1998 (the 'IPO').

     In the IPO, Clarion issued 4,000,000 shares of Class A Common Stock at a price of $20 per share and received proceeds of $76,025,000, net of underwriting discounts and commissions. Offering costs in connection with the IPO amounting to approximately $1,337,485 have been charged against the proceeds of the IPO. Concurrent with the IPO, Clarion issued 175,000 shares of Class B common stock, par value $0.001 per share (the 'Class B Common Stock') in exchange for a 10% interest in the Manager and an option to purchase the remaining 90% interest (or all of the assets of) the Manager for 90% of fair market value. The option may be exercised between January 2, 2000 and March 31, 2001 only with the approval of the Independent Directors, as defined in the Company's prospectus.

     On June 30, 1998, the Board of Directors of Clarion authorized a program to repurchase up to 400,000 shares of Class A Common Stock (the 'Stock Repurchase Program'). Pursuant to the Stock Repurchase Program, purchases of Class A Common Stock have been and will be made at the sole discretion of management in the open market or in privately negotiated transactions until the earlier to occur of (i) the date on which the Company acquires, in the aggregate, 400,000 shares of Class A Common Stock, or (ii) June 30, 1999. On September 8, 1998, the Board of Directors authorized management to repurchase an additional 400,000 shares prior to September 30, 1999, at a price not to exceed $13.60.

     Between June 30, 1998 and December 31, 1998, the Company acquired a total of 549,700 shares in the open market at a cost of $5,982,490. Subsequent to December 31, 1998 and prior to March 18, 1999, the Company acquired 32,100 shares in the open market at a cost of $188,257.

NOTE 6 -- TRANSACTIONS WITH AFFILIATES

     Clarion has entered into a Management Agreement (the 'Management Agreement') with the Manager, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of Clarion's Board of Directors. The Company will pay the Manager an annual base management fee equal to 1% of the average stockholders' equity.

     The Company will also pay the Manager, as incentive compensation, an amount equal to 25% of the Adjusted Net Income of Clarion, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to 2.5% over the Ten-Year U.S. Treasury. See 'Item 1 -- Business.'

     In accordance with the terms of the Management Agreement, the Company paid $495,596 in base management fees for 1998. The Company has not accrued for, or paid, the Manager any incentive compensation since inception.

     During 1998, the Company reduced the carrying amount of its investment in the Manager to $1,000,000.

     On June 2, 1998, the Company acquired 22 classes of CMBS, one commercial mortgage loan and a preferred interest in a limited partnership for $201.3 million from private funds managed by the Manager. In accordance with the Charter and By-laws of the Company, the acquisition was approved by a majority of the Independent Directors.

NOTE 7 -- STOCK INCENTIVE PLAN

     Clarion has adopted a stock incentive plan (the '1998 Stock Incentive Plan') that provides for the grant of both non-qualified stock options, incentive stock options that meet the requirements of Section 422 of the Code, stock awards, deferred stock awards, dividend equivalents or other awards. Stock incentive awards may be granted to the directors, officers, consultants and key employees of Clarion,

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Manager or affiliates of the Manager. Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the 1998 Stock Incentive Plan authorizes the grant of awards in the aggregate of up to 590,900 shares of Class A Common Stock.

     The exercise price for any stock option granted under the 1998 Stock Incentive Plan may not be less than 100% of the fair market value of the shares of Class A Common Stock at the time the option is granted. Each option must terminate no more than ten years from the date it is granted.

     On June 2, 1998, pursuant to the 1998 Stock Incentive Plan, options to purchase 350,000 shares of Class A Common Stock were granted. 178,250 shares were granted to certain officers and directors of the Company, and 171,750 shares were granted to certain officers and employees of the Manager and its affiliates who are not officers and directors of the Company. The exercise price of these options is $20 per share. The remaining contractual life of each option is approximately ten years. One third of the options vested on June 30, 1998. The remaining options vest in equal installments on June 30, 1999 and June 30, 2000. No options were exercised or expired during 1998.

     The Company considers its officers and directors to be employees for the purpose of stock option accounting. The Company adopted the disclosure-only provisions of SFAS No. 123, 'Accounting for Stock-Based Compensation' for stock issued to employees. Accordingly, no compensation cost for the estimated fair value of the 178,250 shares ($0.75 per option grant, or a total of $133,210) issued to employees under the 1998 Stock Incentive Plan has been recorded, consistent with the provisions of SFAS No. 123. For the Company's pro forma net earnings, the compensation cost will be amortized over the vesting period of the options. The Company's 1998 net loss per share would have been increased to the pro forma amounts indicated below:

                                                                  AS REPORTED     PRO FORMA
                                                                  -----------    -----------

Net loss.......................................................   $48,723,960    $48,801,666
Loss per share (basic and diluted).............................         $9.93          $9.95

     For the 171,750 options issued to non-employees under the 1998 Stock Option Plan, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company to the vesting date, the Company estimates the fair value of the non-employee options at each period end up to the vesting date, and adjusts expensed amounts accordingly. The 57,250 options that vested on June 30, 1998 had an estimated fair value at that date of $0.10 per option grant, or a total of $5,725. The remaining 114,500 non-employee options, which vest in 1999 and 2000, were deemed to have nominal value as of December 31, 1998, so no compensation cost was recorded for these options in 1998.

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the period ended December 31, 1998: dividend yield of 12% at 6/2/98 and 15.6% at 6/30/98, expected volatility of 25%, risk-free interest rate of 5.79% at 6/2/98 and 5.63% at 6/30/98, and expected lives of ten years.

NOTE 8 -- REPURCHASE AGREEMENTS

     The Company has entered into repurchase agreements to finance a portion of its investments. As of December 31, 1998, the Company had entered into repurchase agreements in the amount of $58,924,000. The weighted average maturity of the agreements as of December 31, 1998, was 12.2 days, with no agreement having a maturity greater than 14 days. The weighted average interest rate of the agreements was 6.44% and is a variable rate based on one-month LIBOR plus a weighted average spread of 0.89% At the maturity of each repurchase agreement, the agreement is reset to reflect any changes in the 30-day LIBOR rate. The repurchase agreements are collateralized by the Company's portfolio of CMBS investments.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     As discussed above, the Company's portfolio of CMBS securities and its liabilities under short sales contracts are carried at estimated fair value. Company management believes that the fair value of its government securities, deposits with brokers as collateral for securities sold short, commercial mortgage loan, cash and cash equivalents, and repurchase agreements approximates their carrying values, due to the short-term nature of the instruments or the fact that their terms approximate current market terms.

NOTE 10 -- SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

     The following is a summarized presentation of quarterly results of operations:

                                                                       29 DAY               QUARTERS ENDING
                                                                    PERIOD ENDING    -----------------------------
                                                                      JUNE 30,       SEPTEMBER 30,    DECEMBER 31,
                                                                        1998             1998             1998
                                                                    -------------    -------------    ------------

Income:
     Interest income from securities -- trading..................    $ 1,634,766     $   7,358,168    $  3,587,655
     Income from commercial mortgage loan........................         72,790           231,599         256,063
     Income from other investments...............................         30,858           150,776         135,269
     Interest income -- other....................................         14,454            16,372          11,695
                                                                     -----------     -------------    ------------
          Total income...........................................      1,752,868         7,756,915       3,990,682
                                                                     -----------     -------------    ------------
Expenses:
     Interest....................................................        820,724         5,544,220       2,206,478
     Management fee..............................................         79,360           241,326         174,910
     Other expenses..............................................         20,295         1,001,661         165,859
                                                                     -----------     -------------    ------------
          Total expenses.........................................        920,379         6,787,207       2,547,247
                                                                     -----------     -------------    ------------
Other operating losses:
     Realized losses from securities -- trading..................        210,501         1,099,396      27,400,850
     Unrealized losses from securities -- trading................       (134,709)       48,041,149     (27,147,595)
     Writedown of other investments..............................              0                 0       2,500,000
                                                                     -----------     -------------    ------------
          Total other operating losses...........................         75,792        49,140,545       2,753,255
                                                                     -----------     -------------    ------------
Net income (loss)................................................    $   756,697     $ (48,170,837)   $ (1,309,820)
                                                                     -----------     -------------    ------------
                                                                     -----------     -------------    ------------
Net income (loss) per share:
     Basic.......................................................       $0.15             $(9.80)         $(0.27)
                                                                        -----             ------          ------
                                                                        -----             ------          ------
     Diluted.....................................................       $0.15             $(9.80)         $(0.27)
                                                                        -----             ------          ------
                                                                        -----             ------          ------
Weighted average shares outstanding:
     Basic.......................................................      5,172,109         4,916,584       4,808,751
                                                                       ---------         ---------       ---------
                                                                       ---------         ---------       ---------
     Diluted.....................................................      5,172,109         4,916,584       4,808,751
                                                                       ---------         ---------       ---------
                                                                       ---------         ---------       ---------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CLARION COMMERCIAL HOLDINGS, INC.

                                          By:        /S/ DANIEL S. HEFLIN
                                               .................................

                                                      DANIEL S. HEFLIN
                                                  CHIEF EXECUTIVE OFFICER

Dated: March 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------

           /s/ DANIEL S. HEFLIN             Chief Executive Officer and Director             March 29, 1999
 .........................................    (Principal Executive Officer)
             DANIEL S. HEFLIN

        /s/ FRANK L. SULLIVAN, JR.          Chairman of the Board and Director               March 29, 1999
 .........................................
          FRANK L. SULLIVAN, JR.

         /s/ ROBERT S. KOPCHAINS            Chief Financial Officer                          March 29, 1999
 .........................................    Clarion Capital LLC
           ROBERT S. KOPCHAINS                (Principal Financial Officer and
                                              Accounting Officer)

         /s/ STEPHEN C. ASHEROFF            Director                                         March 29, 1999
 .........................................
           STEPHEN C. ASHEROFF

           /s/ STEVEN N. FAYNE              Director                                         March 29, 1999
 .........................................
             STEVEN N. FAYNE

           /s/ HAROLD E. ROSEN              Director                                         March 29, 1999
 .........................................
             HAROLD E. ROSEN