Form 10-Q
period 1999-03-31
CLARION COMMERCIAL HOLDINGS INC
filed 1999-05-14
CIK 1056880

                        CLARION COMMERCIAL HOLDINGS, INC.
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

                         Commission File Number: 1-14167

                        CLARION COMMERCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  Maryland                                     13-3988895
----------------------------------------------------------------------------------------
       (State or other jurisdiction of
       incorporation or organization)             (I.R.S. Employer Identification No.)


             335 Madison Avenue,
             New York, New York                                  10017
----------------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)


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

                             Yes (X) No ( )

As of May 10, 1999, 4,328,050 shares of Class A Common Stock ($.001 par value) were outstanding.

                        CLARION COMMERCIAL HOLDINGS, INC.
                                    FORM 10-Q

                                      INDEX

PART I    FINANCIAL INFORMATION.........................................................................3

   Item 1:  Financial Statements........................................................................3
     Consolidated Statements of Financial Condition.....................................................3
     Consolidated Statement of Operations...............................................................4
     Consolidated Statement of Changes in Stockholders' Equity..........................................5
     Consolidated Statement of Cash Flows...............................................................6
     NOTES TO FINANCIAL STATEMENTS......................................................................7

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................14

PART II - OTHER INFORMATION............................................................................15

   Item 1. Legal Proceedings...........................................................................15

   Item 2. Changes in Securities and Use of Proceeds...................................................15

   Item 3. Defaults Upon Senior Securities.............................................................15

   Item 4. Submission of Matters to a Vote of Security Holders.........................................15

   Item 5. Other Information...........................................................................15

   Item 6. Exhibits and Reports on Form 8-K............................................................15

SIGNATURES.............................................................................................16

                          PART I FINANCIAL INFORMATION

Item 1: Financial Statements

                Clarion Commercial Holdings, Inc. & Subsidiaries
                 Consolidated Statements of Financial Condition
                                   (Unaudited)



 Assets:                                                                March 31, 1999     December 31, 1998
                                                                        --------------     -----------------
       Cash and cash equivalents                                           $   1,936,797        $    565,684
       Securities - trading, at fair value                                    80,163,726          80,731,788
       Commercial mortgage loan held for sale, at market value                11,970,887          12,949,224
       Other investments                                                       4,856,250           4,856,250
       Deposits with brokers as collateral for securities sold short          50,992,665          46,830,041
       Accrued interest receivable and other assets                            1,341,036           2,089,891
                                                                            ------------        ------------
       Total assets                                                         $151,261,361        $148,022,878
                                                                            ------------        ------------
                                                                            ------------        ------------

 Liabilities and stockholders' equity:
       Repurchase agreements                                               $  58,692,000        $ 58,924,000
       Government securities sold short                                       49,777,568          45,578,695
       Distributions payable                                                     883,130             689,348
       Treasury stock payable                                                      7,126             577,851
       Other liabilities                                                       1,301,561           2,336,160
                                                                            ------------        ------------
       Total liabilities                                                     110,661,385         108,106,054
                                                                            ------------        ------------

 Stockholders' equity:
       Preferred Stock, par value $.01 per share,
       25,000,000 shares authorized; no shares issued                            -                -
       Class A Common Stock, par value $.001 per share
       74,000,000 shares authorized; 5,000,750 issued;
       4,411,650 and 4,451,050 shares outstanding in
       1999 and 1998, respectively                                                 5,001               5,001
       Class B Common Stock, par value $.001 per share
       1,000,000 shares authorized; 175,000  issued and
       outstanding                                                                   175                 175
       Additional paid-in capital                                             98,197,339          98,197,339
       Net loss and distributions                                            (51,404,971)        (52,303,201)
       Treasury stock - (589,100 and 549,700 shares in
       1999 and 1998 respectively), at cost                                   (6,197,568)         (5,982,490)
                                                                            ------------        ------------
       Total stockholders' equity                                             40,599,976          39,916,824
                                                                            ------------        ------------
       Total liabilities and stockholders' equity                           $151,261,361        $148,022,878
                                                                            ------------        ------------
                                                                            ------------        ------------



   The accompanying notes are an integral part of these consolidated financial statements.

                Clarion Commercial Holdings, Inc. & Subsidiaries
                      Consolidated Statement of Operations
                    For The Three Months Ended March 31, 1999
                                   (Unaudited)

    Income:
      Interest income from securities - trading                               $  2,715,042
      Income from commercial mortgage loan                                         235,240
      Income from other investments                                                133,683
      Interest income from cash and cash equivalents                                13,374
                                                                              ------------
      Total income                                                               3,097,339
                                                                              ------------
    Expenses:
      Interest                                                                   1,588,128
      Management fee                                                               144,892
      Other expenses                                                               177,943
                                                                              ------------
      Total expenses                                                            1 ,910,963
                                                                              ------------
    Other operating gains and losses:
      Unrealized gains from securities - trading                                 1,519,984
       Provision to adjust commercial mortgage loan to market value               (925,000)
                                                                              ------------
    Total other operating gains                                                    594,984
                                                                              ------------
   Net Income                                                                  $ 1,781,360
                                                                              ------------
                                                                              ------------

    Net Income per share:

      Basic                                                                        $  0.39
                                                                                  --------
                                                                                  --------

      Diluted                                                                      $  0.39
                                                                                  --------
                                                                                  --------

    Weighted average shares

      Basic                                                                      4,620,069
                                                                                ----------
                                                                                ----------

      Diluted                                                                    4,620,069
                                                                                ----------
                                                                                ----------

   The accompanying notes are an integral part of these consolidated financial statements.

                Clarion Commercial Holdings, Inc. & Subsidiaries
            Consolidated Statement of Changes in Stockholders' Equity
                    For The Three Months Ended March 31, 1999
                                   (Unaudited)


                                  Common Stock
                                  ------------
                                                        Additional       Net Income and       Treasury
                                 Class A   Class B   Paid-in Capital      Distributions        Stock           Total
                                 -------   -------   ---------------      -------------        -----           -----
 Balance at January 1 , 1999       $5,001      $175      $98,197,339        $(52,303,201)      $(5,982,490)   $39,916,824

 Distributions declared:

 Class A common stock                   -         -                -            (883,130)                -       (883,130)

 Net income                             -         -                -           1,781,360                 -      1,781,360

 Treasury stock purchases               -         -                -                   -          (215,078)      (215,078)
                                  -------     -----      -----------        ------------       -----------    -----------

 Balance at March 31, 1999         $5,001      $175      $98,197,339        $(51,404,971)      $(6,197,568)   $40,599,976
                                  -------     -----      -----------        ------------       -----------    -----------
                                  -------     -----      -----------        ------------       -----------    -----------



   The accompanying notes are an integral part of these consolidated financial statements.

                Clarion Commercial Holdings, Inc. & Subsidiaries
                      Consolidated Statement of Cash Flows
                    For The Three Months Ended March 31, 1999
                                   (Unaudited)


Cash flows from operating activities:
Net income                                                                                  $  1,781,360
Adjustments to reconcile net income to net cash provided by
 Operating activities:
 Premium amortization (discount accretion), net                                                  (99,292)
 Unrealized loss on investment in commercial mortgage-backed securities                          677,169
 Provision to adjust commercial mortgage loan to market value                                    925,000
 Unrealized gain on short sales of government securities                                      (2,197,153)
 Decrease in accrued interest receivable and other assets                                        748,855
 Decrease in other liabilities                                                                (1,034,599)
 Increase in deposits with broker as collateral for securities sold short                     (4,162,624)
 Increase in government securities sold short                                                  6,396,026
                                                                                             -----------
 Net cash provided in operating activities                                                    3 ,034,742
                                                                                             -----------
 Cash flows from investing activities:
 Principal payments received on commercial mortgage loan                                          43,522
                                                                                             -----------
 Cash flows from financing activities:
 Repayments of reverse repurchase agreements, net                                               (232,000)
 Distributions paid                                                                             (689,348)
 Purchases of treasury stock                                                                    (785,803)
                                                                                             -----------
 Net cash used by financing activities                                                        (1,707,151)
                                                                                             -----------
 Net increase in cash and cash equivalents                                                     1,371,113
 Cash and cash equivalents at beginning of period                                                565,684
                                                                                             -----------
 Cash and cash equivalents at end of period                                                   $1,936,797
                                                                                             -----------
                                                                                             -----------
 Supplemental information:
     Interest paid                                                                            $2,155,301
                                                                                             -----------
                                                                                             -----------
 Supplemental disclosures of cash flow information:
 Distributions in the amount of $883,130 were declared on March 11, 1999 and paid on April 15, 1999.
 Treasury stock in the amount of $7,126 purchased on March 29, 1999 was paid for on April 1, 1999.

   The accompanying notes are an integral part of these consolidated financial statements.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1         ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Clarion Commercial Holdings, Inc. ("Clarion") and its consolidated subsidiaries (together with Clarion, the "Company"). All intercompany transactions and balances are eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the consolidated financial condition of the Company at March 31, 1999 and December 31, 1998, the results of its operations and the changes in its stockholders' equity and its cash flows for the three months ended March 31, 1999. Operating results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any other interim periods or the year ending December 31, 1999.

Clarion was incorporated in Maryland in February 1998 and commenced its operations on June 2, 1998. The Company is a specialty finance company organized to invest in commercial mortgage-backed securities (primarily subordinate securities) commercial mortgage loans, mezzanine investments, equity investments and other real estate related investments.

NOTE 2         SIGNIFICANT ACCOUNTING POLICIES

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

A summary of the Company's significant accounting policies follows:

SECURITIES - TRADING

At the date of acquisition, the Company elected to designate its government securities and commercial mortgage-backed securities ("CMBS") as trading assets. Such securities are carried at their estimated fair value, with the net unrealized gains or losses included in earnings. For a description of the methodology used in determining fair value of the Company's CMBS investments, refer to Note 3. Interest income is recognized as it becomes receivable, and includes amortization of premiums and accretion of discounts, computed using the effective yield method, after considering estimated prepayments and credit losses. Actual credit loss and prepayment experience is reviewed periodically and effective yields adjusted if necessary.

The Company may, in the future, acquire similar assets that will be held for longer periods of time, and will therefore, not be held principally for the purpose of selling them in the near term. In this case, the Company may elect to designate these assets as "Available-For-Sale" and any subsequent unrealized gains and losses on the assets would be reported in other comprehensive income.

SHORT SALES

The Company enters into contracts to sell securities that it does not own at the time of the sale, at a specified price at a specified time (short sales). The Company utilizes these contracts as a means of mitigating ("hedging") the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. These contracts involve the sale of U.S. Treasury securities borrowed from a broker. The broker retains the proceeds from the sale until the Company replaces the borrowed securities. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. If the market value of the securities involved in the short sale increases, the Company may be required to meet a "margin call". The Company accounts for its liability to return the borrowed securities under short sales contracts at their market values, with unrealized gains or losses recorded in earnings. Income earned on the proceeds on deposit with brokers is included in interest income from securities - trading and interest due under the short sales in included in interest expense.

COMMERCIAL MORTGAGE LOAN

In 1998, the Company carried its investment in a commercial mortgage loan at amortized cost, with interest income recognized as it became receivable. In the first quarter of 1999, the Company decided that it would dispose of this investment as soon as practicable, and is marketing it for sale. Accordingly, effective March 31, 1999, the Company has reclassified this loan as held for sale, and recorded an allowance of $925,000 to reduce its carrying value to the lower of cost or market, based on preliminary pricing indications received from potential buyers.

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

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. The Company had no items of other comprehensive income during the three months ended March 31, 1999.

NEW ACCOUNTING PRONOUNCEMENT

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a hedge exposure to variable cash flows of a forecasted transaction. The accounting for changes in the fair value of a derivative (e.g. through earnings or outside earnings, through comprehensive income) depends on the intended use of the derivative and the resulting designation.

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

For the period ending March 31, 1999, diluted net income per share was the same as basic net income per share, because all outstanding stock options as of March 31, 1999, were antidilutive.

DISTRIBUTIONS

On April 15, 1999, the Company made a distribution of $0.20 per share to stockholders of record at the close of business on March 31, 1999. No portion of these distributions is expected to be either a return of capital or a capital gain for income tax purposes.

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

NOTE 3         SECURITIES - TRADING AND SHORT SALES

The Company's securities - trading consist of CMBS with an estimated fair value of $80,163,726 and an amortized cost of $99,778,699 at March 31, 1999, resulting in an unrealized loss of $19,614,973 at that date. At December 31, 1998, the Company's securities - trading consisted of CMBS with an estimated fair value of $80,731,788 and an amortized cost of $99,669,591, resulting in an unrealized loss of $18,937,803 at that date.

The aggregate estimated fair value by underlying credit rating of the Company's CMBS at March 31, 1999 and December 31, 1998 are as follows:



                                 March 31, 1999                     December 31, 1998
                                 --------------                     -----------------
    Security Rating    Estimated Fair Value    % of Total     Estimated Fair Value     % of Total
    ---------------    --------------------    ----------     --------------------     ----------
    BBB*                        $18,667,500          23.3%           $    -                  -
    BB                           39,938,648          49.8            58,252,658              72.2%
    B                            15,107,963          18.8            15,695,359              19.4
    B-                            2,616,025           3.3             2,819,988               3.5
    NR                            3,833,590           4.8             3,963,783               4.9
                                -----------        ------           -----------             -----
                                $80,163,726        100.00%          $80,731,788             100.0%
                                -----------        ------           -----------             -----
                                -----------        ------           -----------             -----


*On March 9, 1999, the rating on the BTR 1998-S1A, Class F security was upgraded by Moody's from Ba2 (BB) to Baa2 (BBB).

As of March 31, 1999, the mortgage loans underlying the CMBS interests held by the Company were secured by properties of the types and in the states identified below:

                 Property Type    Percentage (1)          State      Percentage (1)
               ----------------------------------     -------------------------------
                     Retail            24.9%                CA             17.5%
                     Office            24.8                 TX             13.1
                  Multifamily          19.4                 FL              9.0
                     Hotel             19.1                 NJ              6.6
                     Other             11.8                 NY              5.6
                                                      All others(2)        48.2

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.

(2) No other state comprises more than 5% of the total.

As of March 31, 1999, the weighted average unpaid principal balance of loans that are (1) underlying the CMBS investments of the Company and (2) more than 60 days delinquent is 0.52% of the unpaid principal balance of the collateral as of that date.

The fair value of the Company's portfolio of CMBS is generally estimated by management based on market prices provided by certain dealers who make a market in these financial instruments. The market for the Company's CMBS periodically suffers from a lack of liquidity, accordingly, the fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.

At March 31, 1999, the un-leveraged, un-hedged, weighted average yield to maturity of the Company's CMBS portfolio was 12.08%.

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

At March 31, 1999, the Company had open contracts to sell U.S. Treasury securities with face amounts totaling $45,528,000 and a fair value of $49,777,568. Although the Company generally does not settle these contracts at expiration, but instead rolls them over into new contracts, if the Company had settled its open contracts at March 31, 1999, the counterparty would have been required to pay the Company $607,193.

The unrealized gain on these contracts for the three months ended March 31, 1999 was $2,197,153, which is included in unrealized gains from securities-trading in the consolidated statement of operations. The Company earned $537,524 on short sale proceeds held by brokers and incurred interest of $742,906 on the short sales contracts during the period.

NOTE 4  COMMON STOCK

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

As of January 1, 1999, the Company had acquired a total of 549,700 shares of Class A Common Stock in the open market at a cost of $5,982,490. In the three months ending March 31, 1999, the Company acquired an additional 39,400 shares of Class A Common Stock in the open market at a cost of $232,050. Subsequent to March 31, 1999 through May 10, 1999 the Company acquired an additional 83,600 shares of Class A Common Stock in the open market at a cost of $534,950.

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

In accordance with the terms of the Management Agreement, the Company paid $144,892 in base management fees for the three months ended March 31, 1999. The Company has not accrued for, or paid, the Manager any incentive compensation since inception.

NOTE 6         REPURCHASE AGREEMENTS

As of March 31, 1999, the Company had entered into repurchase agreements in the amount of $58,692,000 to finance a portion of its investments. The weighted average maturity of the agreements as of March 31, 1999 was 15.02 days, with no agreement having a maturity greater than 30 days, and the weighted average interest rate was 5.74%, based on one-month LIBOR plus a weighted average spread of 0.80%. The repurchase agreements were collateralized by the Company's portfolio of CMBS investments.

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

MARKET CONDITIONS:

The first three months of 1999 were relatively calm for the Company as spreads on subordinate classes of CMBS experienced little movement. The price of a fixed income security (such as a CMBS) is often determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security widens (or increases), the price (or value) of the security falls.

While spreads on thw subordinate classes of CMBS changed little in the first three months of 1999, interest rates increased. The ten-year U.S Treasury rate rose approximately 0.60% in the first three months of 1999. In the same way that a widening (increasing) spread for CMBS causes their value to fall, increasing interest rates cause their value to decline. In order to offset this potential loss in CMBS value due to increasing interest rates, the Company "sells short" U.S. Treasury securities that increase in value as interest rates rise. In the first three months of 1999, the Company's short positions in U.S. Treasury securities effectively offset the decline in value of the Company's CMBS positions due to the increase in interest rates.

On March 9, 1999, the rating of one of the Company's assets, BTC Commercial Mortgage Pass-Through Certificates, Series BTR Trust 1998-S1, Class F, was upgraded by Moody's Investors Service from Ba2 to Baa2.

RESULTS OF OPERATIONS

General:

Net income for the three months ending March 31, 1999 amounted to $1,781,360 or $0.39 per share, basic and diluted . The total income for the three months ending March 31, 1999 was attributable primarily to income from investments of $3.1 million and net unrealized gains of $1.5 million and was offset by interest expense of $1.6 million, other expenses of $0.3 million, and a $0.9 million provision recorded to reduce the carrying value of the Company's investment in a commercial mortgage loan to its estimated market value. The results of operations realized during the three months ending March 31, 1999 are not necessarily indicative of the results that may be expected for future periods.

Investment Income:

For the three months ending March 31, 1999, the Company earned income of $3,096,979 from investments as follows:

          Investment Income for the three months ending March 31, 1999
          ------------------------------------------------------------
                        Investment                           Income Earned
--------------------------------------------------------------------------------
CMBS                                                           $    2,177,518
Deposits with brokers as collateral for securities sold
short                                                                 537,524
Commercial mortgage loan                                              235,240
Mezzanine investment                                                  133,683
Cash and cash equivalents                                              13.014
                                                           ---------------------
                          TOTAL                                $    3,096,979
                                                           ---------------------
                                                           ---------------------

Interest Expense:

For the three months ending March 31, 1999, the Company incurred interest expense of $845,222 from repurchase agreements and $742,906 from government securities sold short.

As of March 31, 1998, the Company had entered into repurchase agreements in the amount of $58,692,000. The weighted average interest rate was 5.74%, and is a variable rate, based on one-month LIBOR plus a weighted average spread 0.80%.

As of March 31, 1999, the Company had the following open short positions in U.S. Treasury securities: $3,881,000 (face) of U.S. Treasury 7.00%, 07/15/2006 and $41,647,000 (face) of U.S. Treasury 6.50%, 11/15/2026.

Other Expenses:

In accordance with the terms of the Management Agreement, an accrual of $144,892 in base management fees was made for the three months ending March 31, 1999. The Company has not accrued for or paid any incentive compensation to the Manager since inception.

Other Operating Gains & Losses

For the three months ended March 31, 1999, the Company recognized unrealized gains of $1,519,984 on their securities portfolio. Management's decision to market the commercial whole loan for sale required an adjustment of the loan to the lower of the cost or market value. This adjustment resulted in an unrealized loss of $925,000.

CHANGES IN FINANCIAL CONDITION

General: Total assets as of March 31, 1999 amounted to $151.3 million and were comprised primarily of $80.2 million of CMBS, $51.0 million of deposits with brokers as collateral for securities sold short, an investment of $12.0 million in a commercial mortgage loan, and a mezzanine investment of $3.9 million. Total liabilities of the Company as of March 31, 1999 amounted to $110.7 million and were comprised primarily of repurchase agreements in the amount of $58.7 million and government securities sold short in the amount of $49.8 million. The Company's investment portfolio and financing did not change significantly during the three months ended March 31, 1999. Deposits with brokers as collateral for securities sold short increased by $4.2 million, mirroring the increase in government securities sold short, as the Company increased its overall short positions.

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

The Company's operating activities generated cash flows of $3.0 million during the three months ending March 31, 1999. This was due primarily to an excess of interest income on investments in excess of financing costs of approximately $1.5 million and cash generated from decreased collateral requirements on the government securities sold short of approximately $2.2 million.

The Company's investing activities provided cash flows totaling $.04 million during the three months ending March 31, 1999 through principal payments from the commercial mortgage loan receivable.

The Company's financing activities used $1.7 million during the three months ending March 31, 1999 and consisted primarily of purchases of treasury stock and distributions to shareholders.

The Manager is currently evaluating investment opportunities on behalf of the Company. In the event that the Manager identifies an investment opportunity consistent with the Company's investment objectives, the Company may seek sources of additional capital, including various third-party borrowings or the issuance of preferred equity. The Company may also elect to increase its borrowings under repurchase agreements or may elect to dispose of an existing asset. The Company intends to dispose of its investment in a commercial mortgage loan as soon as practicable.

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

STOCKHOLDERS' EQUITY:

Stockholders' equity as of March 31, 1999 was $40.6 million. In the three months ending March 31, 1999, stockholders' equity increased by $0.7 million due to net income of $1.8 million, a decrease of $0.2 million due to the repurchase of stock and a decrease of $0.9 million due to a distribution of $0.20 per share to stockholders of record on March 31, 1999.

YEAR 2000 COMPLIANCE:

Substantially all of the Company's computer systems are supplied by the Manager. In 1998, the Manager formed an internal team of information technology professionals to identify the risks to the business operations of the Manager, and the Company, that may arise from the transition to the Year 2000 and beyond. The team also assumed responsibility for increasing awareness of the potential risks to the business operations through presentations to employees and management of the Manager. The team has also completed a written plan that identifies corrective steps to mitigate these risks.

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

Mission Critical Systems:

The Manager advised the Company that, as of March 31, 1999, it had completed an inventory of all systems, and had identified all mission-critical systems that were not Year 2000 compliant. The Manager had also developed remediation and testing plans to address Year 2000 issues. As of March 31, 1999, the Manager advised the Company that it had completed remediation and testing of substantially all internal mission-critical systems. The Manager advised the Company that it expects to complete remediation and testing by June 30, 1999.

Assessment of Year 2000 Readiness of Third Parties:

On March 31, 1999, the Manager advised the Company that it had identified all third-parties upon whom the Manager relies for mission-critical and non-mission-critical systems. The Manager also notified the Company that it had contacted approximately one-half of the identified third parties. All of the third-parties contacted by the Manager had documented their plans for addressing Year 2000 issues and their progress in achieving Year 2000 compliance. The Manager advised the Company that it expects to contact all remaining third parties upon whom the Manager relies for mission-critical and non-mission-critical systems by June 30, 1999.

Development of Contingency Plan:

On March 31, 1999, the Manager advised the Company that it had yet to create a written contingency plan for systems it uses if, after December 31, 1999, it has computer problems caused by the Year 2000. The Manager has reported that it is in the process of preparing a written contingency plan and that it expects the contingency plan to be complete by June 30, 1999.

Risks Associated with Achieving Year 2000 Compliance:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Company enters into contracts to sell securities that it does not own at the time of the sale, at a specified price at a specified time (short sales). The Company utilizes these contracts as a means of mitigating ("hedging") the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. As the value of the Company's CMBS declines (increases) with increases (decreases) in interest rates, the value of the contracts increases (decreases). There can be no guarantee, however, that the change in value of the contract will completely offset the change in value of the fixed-rate interest-earning asset. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. If the market value of the securities involved in the short sale increases, the Company may be required to meet a "margin call".

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    At March 31, 1999 there were no legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities and Use of Proceeds
    Not applicable

Item 3. Defaults Upon Senior Securities
    Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
    Not applicable

Item 5. Other Information
    None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    Exhibit 27.1 - Financial Data Schedule

     (b) Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CLARION COMMERCIAL HOLDINGS, INC,

Dated: May 12, 1999                 By: /s/ Daniel Heflin



                                    --------------------------------------------
                                    Name: Daniel Heflin
                                    Title: President and Chief Executive Officer