Form 10-Q
period 1999-06-30
CLARION COMMERCIAL HOLDINGS INC
filed 1999-08-13
CIK 1056880

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


                  For the quarterly period ended June 30, 1999

                         Commission File Number: 1-14167

                        CLARION COMMERCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                   Maryland                                    13-3988895
--------------------------------------------------------------------------------------
           (State or other jurisdiction of
            incorporation or organization)        (I.R.S. Employer Identification No.)

              335 Madison Avenue,
               New York, New York                                10017
--------------------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)


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

                                    Yes (X) No ( )

As of August 6, 1999, 4,327,329 shares of Class A Common Stock ($.001 par value) were outstanding.

                        CLARION COMMERCIAL HOLDINGS, INC.
                                    FORM 10-Q

                                      INDEX


PART I      FINANCIAL INFORMATION........................................................................3

   Item 1:     Financial Statements......................................................................3
      Consolidated Statements of Financial Condition.....................................................3
      Consolidated Statement of Operations...............................................................4
      Consolidated Statement of Changes in Stockholders' Equity..........................................5
      Consolidated Statement of Cash Flows...............................................................6
      NOTES TO FINANCIAL STATEMENTS......................................................................7

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................14

PART II - OTHER INFORMATION.............................................................................15

   Item 1. Legal Proceedings............................................................................15

   Item 2. Changes in Securities and Use of Proceeds....................................................15

   Item 3. Defaults Upon Senior Securities..............................................................15

   Item 4. Submission of Matters to a Vote of Security Holders..........................................15

   Item 5. Other Information............................................................................15

   Item 6. Exhibits and Reports on Form 8-K.............................................................15

SIGNATURES..............................................................................................16

                          PART I FINANCIAL INFORMATION

Item 1: .Financial Statements

                Clarion Commercial Holdings, Inc. & Subsidiaries
                        Statement Of Financial Condition
                                   (Unaudited)


                                                                                 June 30,          December 31,
                                                                                   1999                1998
                                                                           ----------------------------------------
 Assets:
      Cash and cash equivalents                                                   $  1,803,408         $   565,684
      Securities - trading, at fair value                                           95,617,740          80,731,788
      Commercial mortgage loan held for sale, at market value                       11,346,168          12,949,224
      Other investments                                                              4,856,250           4,856,250
      Deposits with brokers as collateral for securities sold short                 61,681,330          46,830,041
      Accrued interest receivable and other assets                                   1,206,462           2,089,891
                                                                           ----------------------------------------

      Total assets                                                               $ 176,511,358       $ 148,022,878
                                                                           ========================================


 Liabilities And Stockholders' Equity:
      Repurchase agreements                                                       $ 71,697,000       $  58,924,000
      Government securities sold short                                              60,531,004          45,578,695
      Distributions payable                                                            865,669             689,348
      Treasury stock payable                                                                 -             577,851
      Other liabilities                                                              2,328,511           2,336,160
                                                                           ----------------------------------------

      Total liabilities                                                            135,422,184         108,106,054
                                                                           ----------------------------------------

 Stockholders' equity:
      Preferred Stock, par value $.01 per share,
      25,000,000 shares authorized; no shares issued                                         -                   -
      Class A Common Stock, par value $.001 per share
      74,000,000 shares authorized; 5,000,750 issued;
      4,328,346  and 4,451,050 shares outstanding, respectively                          5,001               5,001
      Class B Common Stock, par value $.001 per share
      1,000,000 shares authorized; 175,000 issued and outstanding                          175                 175
      Additional paid-in capital                                                    98,197,339          98,197,339
      Net loss and distributions                                                   (50,359,419)        (52,303,201)
     Treasury stock - (672,404 and 549,700 shares, respectively), at cost           (6,753,922)         (5,982,490)
                                                                           ----------------------------------------

      Total stockholders' equity                                                    41,089,174          39,916,824
                                                                           ----------------------------------------

      Total liabilities and stockholders' equity                                 $ 176,511,358       $ 148,022,878
                                                                           ========================================



   The accompanying notes are an integral part of these consolidated financial statements.

                Clarion Commercial Holdings, Inc. & Subsidiaries
                      Consolidated Statement Of Operations
                                   (Unaudited)

                                                                                                                  For the period
                                                                                                                   June 2, 1998
                                                                       For the three          For the six        (commencement of
                                                                        months ended          months ended     operations) through
                                                                       June 30, 1999         June 30, 1999        June 30, 1998
                                                                   -----------------------------------------------------------------
 Income:
     Interest income from securities - trading                               $ 2,978,661           $ 5,693,703          $ 1,634,769
     Income from commercial mortgage loan                                        236,810               472,050               72,790
     Income from other investments                                               134,937               268,620               30,858
     Interest income from cash and cash equivalents                               14,701                28,075               14,454
                                                                   -----------------------------------------------------------------

 Total income                                                                  3,365,109             6,462,448            1,752,871
                                                                   -----------------------------------------------------------------

 Expenses:
     Interest                                                                  1,818,148             3,406,276              820,724
     Management fee                                                              150,570               295,462               79,360
     Other expenses                                                              216,344               394,287               20,295
                                                                   -----------------------------------------------------------------

 Total expenses                                                                2,185,062             4,096,025              920,379
                                                                   -----------------------------------------------------------------

 Other operating gains and losses:
     Unrealized gains from securities - trading                                1,306,807             2,826,791              134,709
     Realized (loss) from securities - trading                                         -                     -             (210,504)
     Provision to adjust commercial mortgage loan to market value               (575,633)           (1,500,633)                   -
                                                                   -----------------------------------------------------------------

 Total other operating gains                                                     731,174             1,326,158             (75,795)
                                                                   -----------------------------------------------------------------

 Net Income                                                                  $ 1,911,221           $ 3,692,581            $ 756,697
                                                                   =================================================================


 Net Income per share:
     Basic                                                                        $ 0.42                $ 0.81               $ 0.15
                                                                   =================================================================

     Diluted                                                                      $ 0.42                $ 0.81               $ 0.15
                                                                   =================================================================

     Weighted average shares
     Basic                                                                     4,548,694             4,582,645            5,172,109
                                                                   =================================================================

     Diluted                                                                   4,548,694             4,582,645            5,172,109
                                                                   =================================================================


   The accompanying notes are an integral part of these consolidated financial statements.

                Clarion Commercial Holdings, Inc. & Subsidiaries
            Consolidated Statement Of Changes In Stockholders' Equity
                     For the six months ended June 30, 1999
                                   (Unaudited)

                                        Common Stock              Additional      Net Income and       Treasury
                                  Class A         Class B       Paid-in Capital    Distributions        Stock            Total
                                  -------         -------       ---------------    -------------        -----            -----
 Balance at January 1, 1999       $    5,001        $     175      $ 98,197,339    $ (52,303,201)    $ (5,982,490)   $ 39,916,824

 Dividend declared:
     Class A common stock                  -                -                 -       (1,748,799)               -      (1,748,799)

 Net income (loss)
                                           -                -                 -        3,692,581                -       3,692,581

 Treasury Stock                            -                -                 -                -         (771,432)       (771,432)
                                  ----------        ---------      ------------    -------------     ------------    ------------

 Balance at June 30, 1999         $    5,001        $     175      $ 98,197,339    $ (50,359,419)    $ (6,753,922)   $ 41,089,174
                                  ==========        =========      ============    =============     ============    ============


   The accompanying notes are an integral part of these consolidated financial statements.

                Clarion Commercial Holdings, Inc. & Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                                              For the period
                                                                                                               June 2, 1998
                                                                                          For the six        (commencement of
                                                                                         months ended      operations) through
                                                                                         June 30, 1999        June 30, 1998
                                                                                         -------------        -------------
 Cash flows from operating activities:
      Net income                                                                           $     3,692,581      $      756,697
 Adjustments to reconcile net income to net cash used by
      Operating activities:
      Discount accretion, net                                                                     (236,972)           (110,047)
      Unrealized loss (gain) on investment in commercial mortgage-backed securities                963,254          (1,320,908)
      Provision to adjust commercial mortgage loan to market value                               1,500,633                   -
      Unrealized (gain) loss on short sales of government securities                            (3,790,045)          1,186,199
      Decrease (increase) in accrued interest receivable and other assets                          883,429          (1,798,407)
      (Decrease) increase in other liabilities                                                    (409,179)          1,851,235
      Increase in deposits with broker as collateral for securities sold short                 (14,851,289)       (195,826,078)
      Increase in government securities sold short                                              18,742,354         194,454,325
                                                                                           ---------------      --------------
Net cash provided in operating activities                                                        6,494,766            (806,984)
                                                                                           ---------------      --------------

 Cash flows from investing activities:
      Investment in commercial mortgage-backed securities                                      (15,592,314)       (222,675,089)
      Principal payments received on (investment in) commercial mortgage loan                       82,503         (13,059,465)
      Investment in other assets                                                                         -          (3,809,168)
                                                                                           ---------------      --------------
 Net cash provided by investing activities                                                     (15,509,811)       (239,543,722)
                                                                                           ---------------      --------------

 Cash flows from financing activities:
      Proceeds from reverse repurchase agreements, net                                          12,773,000         147,678,000
      Proceeds from issuance of common stock, net of offering costs                                      -          94,598,045
      Distributions paid                                                                        (1,748,799)                  -
      Purchases of treasury stock                                                                 (771,432)                  -
                                                                                           ---------------      --------------
 Net cash provided by financing activities                                                      10,252,769         242,276,045
                                                                                           ---------------      --------------

 Net increase in cash and cash equivalents                                                       1,237,724           1,925,339
 Cash and cash equivalents at beginning of period                                                  565,684                  -
                                                                                           ---------------      --------------

 Cash and cash equivalents at end of period                                                $    1,803,408       $    1,925,339
                                                                                           ===============      ==============

 Supplemental information:
     Interest paid                                                                         $     2,949,920      $            -
                                                                                           ===============      ==============

 Supplemental disclosures of cash flow information:
      * Distributions in the amount of $724,605 were declared on June 17, 1998 and paid on July 15, 1998.
      * Treasury stock in the amount of $1,640,100 purchased on June 30, 1998 was paid for on July 6, 1998.
      * Distributions in the amount of $865,669 were declared on June 15, 1999 and paid on July 15, 1999.

   The accompanying notes are an integral part of these consolidated financial statements.


                          NOTES TO FINANCIAL STATEMENTS

NOTE 1   ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the annual financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Clarion Commercial Holdings, Inc. ("Clarion") and its consolidated subsidiaries (together with Clarion, the "Company"). All intercompany transactions and balances are eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the consolidated financial condition of the Company at June 30, 1999 and December 31, 1998, the results of its operations for the three months and six months ended June 30, 1999 and for the period from commencement of operations (June 2, 1998) to June 30, 1998, the changes in its stockholders' equity for the six months ended June 30, 1999 and its cash flows for the six months ended June 30, 1999 and for the period from commencement of operations (June 2, 1998) to June 30, 1998. Operating results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim periods or the year ending December 31, 1999.

Clarion was incorporated in Maryland in February 1998 and commenced its operations on June 2, 1998. The Company is a specialty finance company organized to invest in commercial mortgage-backed securities (primarily subordinate securities) commercial mortgage loans, mezzanine investments, equity investments and other real estate related investments.

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated statement of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

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

SHORT SALES

The Company enters into contracts to sell securities that it does not own at the time of the sale, at a specified price at a specified time (short sales). The Company utilizes these contracts as a means of mitigating ("hedging") the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. These contracts involve the sale of U.S. Treasury securities borrowed from a broker. The broker retains the proceeds from the sale until the Company replaces the borrowed securities. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. If the market value of the securities involved in the short sale increases, the Company may be required to meet a "margin call". The Company accounts for its liability to return the borrowed securities under short sales contracts at their market values, with unrealized gains or losses recorded in earnings. Income earned on the proceeds on deposit with brokers is included in interest income from securities - trading and interest due under the short sales is included in interest expense.

COMMERCIAL MORTGAGE LOAN

In 1998, the Company carried its investment in a commercial mortgage loan at amortized cost, with interest income recognized as it became receivable. In the first quarter of 1999, the Company decided that it would dispose of this investment as soon as practicable, and is marketing it for sale. Accordingly, the Company has reclassified this loan as held for sale, and at June 30, 1999 has recorded an allowance of $1,500,633, to reduce its carrying value to the lower of cost or market, based on preliminary pricing indications received from potential buyers.

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

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. The Company had no items of other comprehensive income during the three months or six months ended June 30, 1999 or the period ended June 30, 1998.

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

The Company is required to implement SFAS 133 on January 1, 2001. Company management is evaluating the impact that this statement will have on its hedging strategies and use of derivative instruments and is currently unable to predict the effect, if any, it will have on the Company's financial statements.

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

For the three months and six months ending June 30, 1999 and the period ended June 30, 1998, diluted net income per share was the same as basic net income per share, because all outstanding stock options were antidilutive.

DISTRIBUTIONS

On July 15, 1999, the Company made a distribution of $0.20 per share to stockholders of record at the close of business on June 30, 1999. No portion of these distributions is expected to be either a return of capital or a capital gain for income tax purposes.

INCOME TAXES

The Company currently intends to elect to be taxed as a Real Estate Investment Trust ("REIT") and comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company would not be subjected to federal income tax to the extent of its distributions to stockholders as long as certain asset, income and stock ownership tests are met.

NOTE 3   SECURITIES - TRADING AND SHORT SALES

The Company's securities - trading consist of CMBS with an estimated fair value of $95,617,740 and an amortized cost of $115,518,797 at June 30, 1999, resulting in an unrealized loss of $19,901,057 at that date. At December 31, 1998, the Company's securities trading consisted of CMBS with an estimated fair value of $80,731,788 and an amortized cost of $99,669,591, resulting in an unrealized loss of $18,937,803 at that date.

The aggregate estimated fair value by underlying credit rating of the Company's CMBS at June 30, 1999 and December 31, 1998 are as follows:

                                           June 30, 1999                             December 31, 1998
                                           -------------                             -----------------
     Security Rating         Estimated Fair Value        % of Total       Estimated Fair Value      % of Total
     ---------------         --------------------        ----------       --------------------      ----------
     BBB                               $18,593,322             19.4%               $    -                -
     BBB-                               15,615,518             16.3                     -                -
     BB                                 40,303,391             42.2                  58,252,658          72.2%
     B                                  14,718,793             15.4                  15,695,359          19.4
     B-                                  2,545,011              2.7                   2,819,988           3.5
     NR                                  3,841,705              4.0                   3,963,783           4.9
                                       -----------         --------                 -----------         ------
                                       $95,617,740           100.00%                $80,731,788          100.0%
                                       ===========         ========                 ===========         ======


As of June 30, 1999, the mortgage loans underlying the CMBS interests held by the Company were secured by properties of the types and in the states identified below:

                       Property Type      Percentage (1)               State          Percentage (1)
                   ----------------------------------------      ------------------------------------
                          Retail                37.2%                    CA                 24.4%
                        Multifamily             21.2                     TX                 10.5
                           Hotel                17.1                     FL                  8.1
                          Office                14.8                     MO                  6.1
                           Other                 9.7                     NJ                  5.9
                                                                   All others (2)           45.0

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2) No other state comprises more than 5% of the total.

As of June 30, 1999, the weighted average unpaid principal balance of loans that are (1) underlying the CMBS investments of the Company and (2) more than 60 days delinquent is 0.34% of the unpaid principal balance of the total collateral as of that date.

The fair value of the Company's portfolio of CMBS is generally estimated by management based on market prices provided by third party market participants. The market for the Company's CMBS periodically suffers from a lack of liquidity, accordingly, the fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.

At June 30, 1999, the un-leveraged, un-hedged, weighted average yield to maturity of the Company's CMBS portfolio was 11.59%.

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

At June 30, 1999, the Company had open contracts to sell U.S. Treasury securities with face amounts totaling $57,028,000 and a fair value of $60,531,004. Although the Company generally does not settle these contracts at expiration, but instead rolls them over into new contracts, if the Company had settled its open contracts at June 30, 1999, the Company would have been required to pay the counterparty $571,280.

The unrealized gain on these contracts for the three months and six months ended June 30, 1999 was $1,592,892 and $3,790,045, respectively, which is included in unrealized gains from securities-trading in the consolidated statement of operations. The Company earned $634,445 and $1,171,970 on short sale proceeds held by brokers and incurred interest of $871,349 and $1,614,255 on the short sales contracts for the three months and six months ending June 30, 1999, respectively.

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

As of January 1, 1999, the Company had acquired a total of 549,700 shares of Class A Common Stock in the open market at a cost of $5,982,490. In the six months ended June 30, 1999, the Company acquired an additional 123,000 shares of Class A Common Stock in the open market at a cost of $771,432.

NOTE 5   TRANSACTIONS WITH AFFILIATES

Clarion has entered into a Management Agreement (the "Management Agreement") with the Manager, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of Clarion's Board of Directors. The Company pays the Manager an annual base management fee equal to 1% of the average stockholders' equity in the company, excluding any mark to market adjustments to the Company's assets.

The Company will also pay the Manager, as incentive compensation, an amount equal to 25% of the Adjusted Net Income of Clarion, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to 2.5% over the Ten-Year U.S. Treasury.

In accordance with the terms of the Management Agreement, the Company paid $150,570 and $295,462 in base management fees for the three months and six months ended June 30, 1999, respectively. The Company has not accrued for, or paid, the Manager any incentive compensation since inception.

NOTE 6   REPURCHASE AGREEMENTS

As of June 30, 1999, the Company had entered into repurchase agreements in the amount of $71,697,000 to finance a portion of its investments. The weighted average maturity of the agreements as of June 30, 1999 was 19.23 days, with no agreement having a maturity greater than 30 days, and the weighted average interest rate was 5.85%, based on one-month LIBOR plus a weighted average spread of 0.79%. The repurchase agreements were collateralized by the Company's portfolio of CMBS investments.

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

MARKET CONDITIONS:

The three months ended June 30, 1999 were relatively calm for the Company as spreads on subordinate classes of CMBS experienced some tightening. The price of a fixed income security (such as a CMBS) or a commercial loan is often determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security tightens (or decreases), the price (or value) of the security rises.

While spreads on the subordinate classes of CMBS tightened a little in the three months ended June 30, 1999, interest rates increased. The ten-year U.S Treasury rate rose approximately 0.55% in the three months ended June 30, 1999. In the same way that a widening (increasing) spread for CMBS and commercial loans causes their value to fall, increasing interest rates also causes their value to decline. In order to offset this potential loss in CMBS and commercial loan value due to increasing interest rates, the Company "sells short" U.S. Treasury securities that increase in value as interest rates rise. In the three months ended June 30, 1999, the Company's short positions in U.S. Treasury securities effectively offset the decline in value of the Company's CMBS and commercial loan positions due to the increase in interest rates.

RESULTS OF OPERATIONS

General:

Net income for the three months and six months ending June 30, 1999 amounted to $1,911,221 or $0.42 per share, basic and diluted and $3,692,581 or $0.81 per share, basic and diluted, respectively. Net income for the period from commencement of operations (June 2, 1998) through June 30, 1998 amounted to $756,697 or $0.15 per share, basic and diluted. The net income for the three months ending June 30, 1999 was attributable primarily to income from investments of $3.4 million and net unrealized gains of $1.3 million and was offset by interest expense of $1.8 million, other expenses of $0.4 million, and a $0.6 million provision recorded to reduce the carrying value of the Company's investment in a commercial mortgage loan to its estimated market value. The net income for the six months ending June 30, 1999 was attributable primarily to income from investments of $6.5 million and net unrealized gains of $2.8 million and was offset by interest expense of $3.4 million, other expenses of $0.7 million, and a $1.5 million provision recorded to reduce the carrying value of the Company's investment in a commercial mortgage loan to its estimated market value. The net income for the period ending June 30, 1998 consisted of income from investments of $1.8 million offset by interest expense of $0.8 million. The results of operations realized during the period ending June 30, 1999 are not necessarily indicative of the results that may be expected for future periods.

Investment Income:

For the three months and six months ending June 30, 1999 and the period ending June 30, 1998, the Company earned income of $3,365,109, $6,462,448 and $1,752,871 from investments, respectively, as follows:


Investment Income for the three months and six months ending June 30, 1999 and the period ending June 30, 1998
------------------------------------------------------------------------------------------------------------------
                                                                 Three Months       Six Months         Period
                                                               ending June 30,     ending June       ending June
                        Investment                                   1999            30, 1999         30, 1998
------------------------------------------------------------------------------------------------------------------
CMBS                                                               $ 2,344,216      $ 4,521,733      $ 1,479,925
Deposits with brokers as collateral for securities sold short          634,445        1,171,970          154,844
Commercial mortgage loan                                               236,810          472,050           72,790
Mezzanine investment                                                   134,937          268,620           30,858
Cash and cash equivalents                                               14,701           28,075           14,454
                                                                        ------           ------           ------
                            TOTAL                                  $ 3,365,109      $ 6,462,448      $ 1,752,871
                                                                   ===========      ===========      ===========


Interest Expense:

For the three months and six months ending June 30, 1999, the Company incurred interest expense of $946,799 and $1,792,021 from repurchase agreements and $871,349 and $1,614,255 from government securities sold short, respectively. For the period ending June 30, 1998, the Company incurred interest expense of $650,119 from repurchase agreements and $170,605 from government securities sold short.

As of June 30, 1999, the Company had entered into repurchase agreements in the amount of $71,697,000. The weighted average interest rate was 5.85%, and is a variable rate, based on one-month LIBOR plus a weighted average spread 0.79%.

As of June 30, 1999, the Company had the following open short positions in U.S. Treasury securities: $3,881,000 (face) of U.S. Treasury 6.50%, 11/15/2026 and $53,147,000 (face) of U.S. Treasury 7.00%, 07/15/2006.

Other Expenses:

In accordance with the terms of the Management Agreement, an expense of $150,570 and $295,462 in base management fees was incurred for the three months and six months ending June 30, 1999, respectively. The base management fees for the period ending June 30, 1998 was $79,360. The Company has not accrued for or paid any incentive compensation to the Manager since inception.

Other Operating Gains & Losses

For the three months and six months ended June 30, 1999, the Company recognized unrealized gains of $1,306,807 and $2,826,791, respectively, on their securities portfolio. Management's decision to market the commercial whole loan for sale required an adjustment of the loan to the lower of the cost or market value. This adjustment resulted in an unrealized loss of $575,633 and $1,500,633 for the three months and six months ended June 30, 1999, respectively.

CHANGES IN FINANCIAL CONDITION

General: Total assets as of June 30, 1999 amounted to $176.5 million and were comprised primarily of $95.6 million of CMBS, $61.7 million of deposits with brokers as collateral for securities sold short, an investment of $11.3 million in a commercial mortgage loan, and a mezzanine investment of $3.9 million. Total liabilities of the Company as of June 30, 1999 amounted to $135.4 million and were comprised primarily of repurchase agreements in the amount of $71.7 million and government securities sold short in the amount of $60.5 million. During the three months ended June 30, 1999, the Company purchased a CMBS investment for $15.6 million. There was a corresponding increase in repurchase agreements of $13.0 million to finance the new acquisition. Deposits with brokers as collateral for securities sold short increased by $14.9 million, mirroring the increase in government securities sold short. The Company increased its short positions to hedge against changes in interest rates.

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

The Company's operating activities generated cash flows of $6.5 million during the six months ending June 30, 1999. This was due primarily to an excess of interest income on investments over financing costs of approximately $3.1 million and cash generated from decreased collateral requirements on the government securities sold short of approximately $3.8 million. This compares with the Company's operating activities during the period from commencement of operations (June 2, 1998) through June 30, 1998 which used cash flows of $0.8 million. This was primarily due to increased collateral requirements on the government securities sold short of $1.4 million.

The Company's investing activities used cash flows totaling $15.5 million during the six months ending June 30, 1999 primarily through the purchase of a new CMBS investment for $15.6 million and was offset by principal payments from the commercial mortgage loan in the amount of $0.08 million. This compares with cash flows used for investing activities of $239.5 million for the period from commencement of operations (June 2, 1998) through June 30, 1998. These funds were used to purchase the Company's initial portfolio of investments.

The Company's financing activities generated $10.3 million during the six months ending June 30, 1999 and consisted primarily of proceeds from repurchase agreements, purchases of treasury stock and distributions to shareholders. The Company's financing activities for the period from commencement of operations (June 2, 1998) through June 30, 1998 generated $242.3 million through proceeds from issuance of common stock of $94.6 million and proceeds from repurchase agreements of $147.7 million.

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

STOCKHOLDERS' EQUITY:

Stockholders' equity as of June 30, 1999 was $41.1 million. In the six months ending June 30, 1999, stockholders' equity increased by $1.2 million due to net income of $3.7 million, a decrease of $0.8 million due to the repurchase of stock and a decrease of $1.7 million due to distributions of $0.20 per share to stockholders of record on June 30, 1999 and March 31, 1999.

YEAR 2000 COMPLIANCE:

Substantially all of the Company's computer systems are supplied by the Manager. In 1998, an affiliate of the Manager formed an internal team ("the team") of information technology professionals to identify the risks to the business operations of the Manager, and the Company, that may arise from the transition to the Year 2000 and beyond. The team also assumed responsibility for increasing awareness of the potential risks to the business operations through presentations to employees and management of the Manager. The team has also completed a written plan that identifies corrective steps to mitigate these risks.

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

Mission Critical Systems:

The Manager advised the Company that, as of June 30, 1999, the team had completed an inventory of all systems, and had identified all mission-critical systems that were not Year 2000 compliant. The team had also developed remediation and testing plans to address Year 2000 issues. As of June 30, 1999, the team advised the Company that it had completed remediation and testing of substantially all internal mission-critical systems.

Assessment of Year 2000 Readiness of Third Parties:

On June 30, 1999, the Manager advised the Company that it had identified and had contact with all third parties upon which the Manager relies for mission-critical and non-mission-critical systems. All of the third parties contacted by the team had documented their plans for addressing Year 2000 issues and their progress in achieving Year 2000 compliance.

Development of Contingency Plan:

On June 30, 1999, the team advised the Company that it had created a written disaster recovery plan that addresses contingency plans for the Manager in the event of internal and external computer failures.

Risks Associated with Achieving Year 2000 Compliance:

Based upon the Manager's representations regarding the team's efforts and responses from third parties, the Company believes that the Manager is substantially Year 2000 compliant. There can be no assurance that the assessments or remediation measures made by the Manager or significant third parties with whom the Manager's systems interface have been or will be accurate. There is a risk that failure by the Manager or those significant third parties to achieve Year 2000 compliance will have an adverse effect on the business operations of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, lending environments, changes in spreads on CMBS, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the investments of the Company are exposed are interest rate risk and CMBS spread risk, which are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the net interest income of the Company.

The Company is further exposed to interest rate risk through its short term financing through repurchase agreements at rates that are based on 30-day LIBOR. The repurchase agreements into which the Company has entered are for terms of less than, or equal to 30 days. Changes in interest rates may increase the Company's cost of financing its investments. Furthermore, if the company were unable to replace its short term financing, it may be forced to sell its assets in order to pay down its repurchase agreements at a time when the market for the sale of such assets is unfavorable. If this were to occur, the company could realize substantial losses.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     At June 30, 1999 there were no legal proceedings to which the Company was a party or of which any of its property was subject.

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


                                   CLARION COMMERCIAL HOLDINGS, INC,

Dated: August 12, 1999             By: /s/ Daniel Heflin



                                   --------------------------------------------
                                   Name: Daniel Heflin
                                   Title: President and Chief Executive Officer