Form 10-Q
period 1999-09-30
CLARION COMMERCIAL HOLDINGS INC
filed 1999-11-15
CIK 1056880

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


                For the quarterly period ended September 30, 1999

                         Commission File Number: 1-14167

                        CLARION COMMERCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                  Maryland                                     13-3988895
---------------------------------------------- -------------------------------------------
       (State or other jurisdiction of
       incorporation or organization)             (I.R.S. Employer Identification No.)


             335 Madison Avenue,
             New York, New York                                  10017
---------------------------------------------- -------------------------------------------
  (Address of principal executive offices)                     (Zip Code)


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

                               Yes (X)   No ( )

As of November 9, 1999, 4,272,363 shares of Class A Common Stock ($.001 par value) were outstanding.

                              CLARION COMMERCIAL HOLDINGS, INC.
                                          FORM 10-Q

                                      INDEX

PART I    FINANCIAL INFORMATION.......................................................3

   Item 1:  Financial Statements......................................................3
     Consolidated Statements of Financial Condition...................................3
     Consolidated Statements of Operations............................................4
     Consolidated Statement of Changes in Stockholders' Equity........................5
     Consolidated Statements of Cash Flows............................................6
     NOTES TO FINANCIAL STATEMENTS....................................................7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations....................................................11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............15

PART II - OTHER INFORMATION..........................................................16

   Item 1. Legal Proceedings.........................................................16

   Item 2. Changes in Securities and Use of Proceeds.................................16

   Item 3. Defaults Upon Senior Securities...........................................16

   Item 4. Submission of Matters to a Vote of Security Holders.......................16

   Item 5. Other Information.........................................................16

   Item 6. Exhibits and Reports on Form 8-K..........................................16

SIGNATURES...........................................................................17


                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

                Clarion Commercial Holdings, Inc. & Subsidiaries
                 Consolidated Statements Of Financial Condition
                                   (unaudited)


                                                                               September 30,          December 31,
 Assets:                                                                           1999                   1998
                                                                               -------------         -------------
    Cash and cash equivalents                                                  $   1,164,698         $     565,684
    Securities - trading, at fair value                                           69,121,221            80,731,788
    Commercial mortgage loan receivable                                                 --              12,949,224
    Other investments                                                              4,856,250             4,856,250
    Deposits with brokers as collateral for securities sold short                 23,979,451            46,830,041
    Accrued interest receivable and other assets                                     598,040             2,089,891
                                                                               -------------         -------------

    Total assets                                                               $  99,719,660         $ 148,022,878
                                                                               =============         =============


Liabilities And Stockholders' Equity:
    Repurchase agreements                                                      $  32,204,000         $  58,924,000
    Government securities sold short                                              23,803,835            45,578,695
    Dividends payable                                                                858,853               689,348
    Treasury stock payable                                                              --                 577,851
    Other liabilities                                                                843,482             2,336,160
                                                                               -------------         -------------

    Total liabilities                                                             57,710,170           108,106,054
                                                                               -------------         -------------

Stockholders' equity:
    Preferred Stock, par value $.01 per share,
    25,000,000 shares authorized; no shares issued                                      --                    --
    Class A Common Stock, par value $.001 per share
    74,000,000 sharers authorized; 5,000,750 issued;
    4,294,263 and 4,451,050 shares outstanding in
    1999 and 1998
      Respectively                                                                     5,001                 5,001
    Class B Common Stock, par value $.001 per share
    1,000,000 shares authorized; 175,000 issued and
      outstanding                                                                        175                   175
    Additional paid-in capital                                                    98,197,339            98,197,339
    Net loss and distributions                                                   (49,191,720)          (52,303,201)
    Treasury stock - (706,487 and 549,700 shares in
    1999 and 1998, respectively) at cost                                          (7,001,305)           (5,982,490)
                                                                               -------------         -------------
    Total stockholders' equity                                                    42,009,490            39,916,824
                                                                               -------------         -------------
    Total liabilities and stockholders' equity                                 $  99,719,660         $ 148,022,878
                                                                               =============         =============



The accompanying notes are an integral part of these consolidated financial statements.

                Clarion Commercial Holdings, Inc. & Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                                    For the period
                                                                                                                    June 2, 1998
                                                             For The Three      For The Nine        For The Three   (commencement
                                                             Months Ended       Months Ended        Months Ended  of operations) to
                                                             September 30,      September 30,       September 30,    September 30,
                                                                   1999             1999                1998            1998
                                                            ----------------------------------------------------------------------

Income:
    Interest income from securities -- trading               $  2,855,674      $  8,549,377       $  7,358,168       $  8,992,934
    Income from commercial mortgage loan                          230,649           702,699            231,599            304,389
    Income from other investments                                 136,185           404,805            150,776            181,634
    Interest income from cash and cash equivalents                 28,961            57,035             16,372             30,826
                                                            ----------------------------------------------------------------------

Total income                                                    3,251,469         9,713,916          7,756,915          9,509,783
                                                            ----------------------------------------------------------------------

Expenses:
    Interest                                                    1,700,119         5,106,395          5,544,220          6,364,944
    Management fee                                                144,329           439,791            241,326            320,686
    Other expenses                                                139,939           534,226          1,001,661          1,021,956
                                                            ----------------------------------------------------------------------

Total expenses                                                  1,984,387         6,080,412          6,787,207          7,707,586
                                                            ----------------------------------------------------------------------

Other operating gains and losses:
    Gain (loss) from securities -- trading                        210,004         3,036,795        (49,140,545)       (49,216,337)
    Provision to adjust commercial loan to market value              --          (1,500,633)              --                 --
    Realized gain on sale of commercial mortgage loan             549,467           549,467               --                 --
                                                            ----------------------------------------------------------------------

Total other operating gains                                       759,471         2,085,629        (49,140,545)       (49,216,337)
                                                            ----------------------------------------------------------------------

Net Income (Loss)                                            $  2,026,553      $  5,719,133       $(48,170,837)      $(47,414,140)
                                                            ======================================================================

Net Income (Loss) per share:
    Basic                                                    $       0.45      $       1.26       $      (9.80)      $      (9.52)
                                                            ======================================================================

    Diluted                                                  $       0.45      $       1.26       $      (9.80)      $      (9.52)
                                                            ======================================================================

    Weighted average shares
    Basic                                                       4,497,649         4,547,397          4,916,584          4,978,336
                                                            ======================================================================

    Diluted                                                     4,497,649         4,547,397          4,916,584          4,978,336
                                                            ======================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                Clarion Commercial Holdings, Inc. & Subsidiaries
            Consolidated Statement Of Changes In Stockholders' Equity
                  For The Nine Months Ended September 30, 1999
                                   (Unaudited)


                                                                        Additional
                                                  Common Stock            Paid-in      Net Income and    Treasury
                                              Class A      Class B        Capital      Distributions      Stock            Total
                            -------------------------------------------------------------------------------------------------------

Balance at January 1, 1999                $      5,001   $        175   $ 98,197,339   $(52,303,201)   $ (5,982,490)   $ 39,916,824

Dividend declared:
   Class A common stock                           --             --             --       (2,607,652)           --        (2,607,652)

Net income                                        --             --             --        5,719,133            --         5,719,133

Treasury Stock                                    --             --             --             --        (1,018,815)     (1,018,815)
                                          -----------------------------------------------------------------------------------------

Balance at September 30, 1999             $      5,001   $        175   $ 98,197,339   $(49,191,720)   $ (7,001,305)   $ 42,009,490
                                          =========================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                Clarion Commercial Holdings, Inc. & Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                    For the period
                                                                                                    For the Nine     June 2, 1998
                                                                                                    Months Ended   (commencement of
                                                                                                    September 30,   Operations) to
                                                                                                         1999     September 30, 1998
                                                                                                    --------------------------------


Cash flows from operating activities:
    Net income (loss)                                                                               $   5,719,133     $ (47,414,140)
Adjustments to reconcile net income to net cash used by
    Operating activities:
    Discount accretion, net                                                                              (425,838)         (100,935)
    Change in unrealized gain on commercial mortgage-backed securities                                 (4,399,818)       35,684,823
    Change in unrealized (gain) loss on short sales of government securities                           (2,944,597)       12,221,618
    (Decrease) Increase in accrued interest receivable & other assets                                   1,491,851        (1,991,066)
    Decrease/(Increase) in other liabilities                                                           (1,901,024)        6,337,450
    Provision to adjust commercial mortgage loan receivable to market value                             1,500,633              --
    Gain on commercial mortgage loan receivable                                                          (549,467)             --
    Investment in commercial mortgage backed securities                                               (18,597,001)     (222,576,008)
    Sale of commercial mortgage backed securities                                                      35,033,224              --
    Decrease (Increase) in deposits with broker as collateral for securities sold short                22,850,590      (185,482,488)
    (Decrease) Increase in government securities sold short                                           (18,830,263)      172,074,308
                                                                                                    --------------------------------
Net cash provided in operating activities                                                              18,947,423      (231,246,438)
                                                                                                    --------------------------------

Cash flows from investing activities:
    Investment in commercial mortgage loan receivable                                                        --         (13,014,690)
    Principal payments received on commercial mortgage loan                                               152,282              --
    Proceeds from sale of commercial mortgage loan receivable                                          11,845,776              --
    Investment in other assets                                                                               --          (3,809,168)
                                                                                                    --------------------------------
Net cash provided by investing activities                                                              11,998,058       (16,823,858)
                                                                                                    --------------------------------

Cash flows from financing activities:
    (Repayments) borrowings under reverse repurchase agreements, net                                  (26,720,000)      159,903,000
    Dividends paid                                                                                     (2,607,652)         (724,605)
    Purchases of treasury stock                                                                        (1,018,815)       (5,232,705)
    Proceeds from issuance of common stock, net of offering costs                                            --          94,590,973
                                                                                                    --------------------------------
Net cash used by financing activities                                                                 (30,346,467)      248,536,663
                                                                                                    --------------------------------

Net increase in cash and cash equivalents                                                                 599,014           466,367
Cash and cash equivalents at beginning of period                                                          565,684              --
                                                                                                    --------------------------------

Cash and cash equivalents at end of period                                                          $   1,164,698     $     466,367
                                                                                                    ================================

Supplemental information:
    Interest paid                                                                                   $   6,100,706     $   3,563,575
                                                                                                    ================================

Supplemental disclosures of cash flow information:
* Distributions in the amount of $858,853 were declared on September 23, 1999 and paid on October 15, 1999.
* Distributions in the amount of $2,165,288 were declared on September 23, 1998 and paid on October 15, 1998.


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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the consolidated financial condition of the Company at September 30, 1999 and December 31, 1998, the results of its operations for the three months and nine months ended September 30, 1999, and for the three months ended and the period from commencement of operations (June 2, 1998) to September 30, 1998, the changes in its stockholders' equity for the nine months ended September 30, 1999 and its cash flows for the nine months ended September 30, 1999 and for the period from commencement of operations (June 2, 1998) to September 30, 1998. Operating results for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim periods or the year ending December 31, 1999.

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

The Company may, in the future, acquire assets that will be held for longer periods of time, and will therefore, not be held principally for the purpose of selling them in the near term. In this case, the Company may elect to designate these assets as "Available-For-Sale" and any subsequent unrealized gains and losses on the assets would be reported in other comprehensive income.

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

COMMERCIAL MORTGAGE LOAN

In September 1999 the Company sold its investment in the commercial mortgage loan for cash of $11,845,776. The Company recorded a reserve for loan impairment in the amount of $1,500,633 at June 30, 1999 based on its estimated valuation of $11,346,168, at that time. The Company adjusted that value by recording principal and market premium amortization of $49,858 prior to sale. Therefore, the Company recognized a gain on sale of $549,466 for the three months ended September 30, 1999.

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

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. The Company had no items of other comprehensive income during any of the periods presented.

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

For the three months and nine months ending September 30, 1999 and the three months ending September 30, 1998 and the period from commencement of operations (June 2, 1998) to September 30, 1998, diluted net income per share was the same as basic net income per share, because all outstanding stock options were antidilutive.

DISTRIBUTIONS

On October 15, 1999, the Company made a distribution of $0.20 per share to stockholders of record at the close of business on September 30, 1999. The character of the distribution to the stockholders for income tax purposes has not been determined at this time.

INCOME TAXES

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") and has complied with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company is not subject to federal income tax to the extent of its distributions to stockholders as long as certain asset, income and stock ownership tests are met.

The Company has elected mark-to market valuation treatment for its investment portfolio under Internal Revenue Code Section 475. Under this election the Company must treat all unrealized trading gains and losses as realized for income tax purposes as well as treating all trading transactions as operating gains and losses.

NOTE 3   SECURITIES -- TRADING AND SHORT SALES

The Company's securities -- trading consist of CMBS with an estimated fair value of $69,121,221 and an amortized cost of $83,659,207 at September 30, 1999, resulting in an unrealized loss of $14,537,986 at that date. At December 31, 1998, the Company's securities - trading consisted of CMBS with an estimated fair value of $80,731,788 and an amortized cost of $99,669,591, resulting in an unrealized loss of $18,937,803 at that date.

The portion of the loss from securities-trading that relates to CMBS still held at September 30, 1999 was $256,647 and $808,305 for the three months and nine months ended September 30, 1999, respectively. The portion of the loss from securities-trading that relates to CMBS still held at September 30, 1998 was $37,005,731 and $35,684,823 for the three months ended September 30, 1998 and for the period from commencement of operations (June 2, 1998) to September 30, 1998, respectively.

The aggregate estimated fair value by underlying credit rating of the Company's CMBS at September 30, 1999 and December 31, 1998 are as follows:

                               September 30, 1999                   December 31, 1998
                               ------------------                   -----------------
  Security Rating   Estimated Fair Value     % of Total    Estimated Fair Value      % of Total
  ---------------   --------------------     ----------    --------------------      ----------
  BBB                   $21,506,107             31.1%         $     --                   --
  BBB-                   15,608,629             22.6                --                   --
  BB                     10,524,300             15.2           58,252,658               72.2%
  B                      14,780,256             21.4           15,695,359               19.4
  B-                      2,569,757              3.7            2,819,988                3.5
  NR                      4,132,172              6.0            3,963,783                4.9
                        -----------           ------          -----------              -----
                        $69,121,221           100.00%         $80,731,788             100.0%
                        ===========           ======          ===========             ======


As of September 30, 1999, the mortgage loans underlying the CMBS interests held by the Company were secured by properties of the types and in the states identified below:


                 Property Type    Percentage (1)          State      Percentage (1)
               ----------------------------------     -------------------------------
                     Retail            35.7%                CA             22.0%
                     Hotel             19.4                 NJ             12.9
                  Multifamily          19.2                 TX              9.1
                     Office            18.0                 FL              8.2
                     Other              7.7                 MO              7.8
                                                      All others (2)       40.0


(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2) No other state comprises more than 5% of the total.

As of September 30, 1999, the weighted average unpaid principal balance of loans that are (1) underlying the CMBS investments of the Company and (2) more than 60 days delinquent is 0.12% of the unpaid principal balance of the total collateral as of that date.

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

At September 30, 1999, the un-leveraged, un-hedged, weighted average yield to maturity (excluding default and prepayment estimates) of the Company's CMBS portfolio was 11.91%.

The yield to maturity on the Company's CMBS interests depends on, among other things, the amount and timing of principal payments, the pass-through rate and interest rate fluctuations. The subordinated CMBS interests owned by the Company provide credit support to the more senior interests of the related commercial securitization. Cash flow from the mortgages underlying the CMBS interests generally is allocated first to the senior interests, with the most senior interest having a priority entitlement to cash flow. Remaining cash flow is allocated generally among the other CMBS interests in order of their relative seniority. To the extent that there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinate CMBS interest will bear this loss first. To the extent there are losses in excess of the most subordinated interest's stated entitlement to principal and interest, then the remaining CMBS interests will bear such losses in order of their relative subordination. There is, therefore no assurance that the yield to maturity discussed above will be achieved.

At September 30, 1999, the Company had open contracts to sell U.S. Treasury securities with face amounts totaling $22,764,000 and a fair value of $23,803,835. Although the Company generally does not settle these contracts at expiration, but instead rolls them over into new contracts, if the Company had settled its open contracts at September 30, 1999, the Company would have been required to pay the counterparty $161,079.

The unrealized gain (loss) on these contracts for the three months and nine months ended September 30, 1999 was ($845,448) and $2,944,597, respectively, which is included in unrealized gains from securities-trading in the consolidated statement of operations. The realized gains on these contracts for the three months and nine months ended September 30, 1999 was $1,766,946, which is included in realized loss from securities-trading in the consolidated statement of operations. The Company earned $575,794 and $1,747,764 on short sale proceeds held by brokers and incurred interest of $769,938 and $2,384,192 on the short sales contracts for the three months and nine months ending September 30, 1999, respectively.


NOTE 4  COMMON STOCK

On June 30, 1998, the Board of Directors of Clarion authorized a program to repurchase up to 400,000 shares of Class A Common Stock (the "Stock Repurchase Program"). Pursuant to the Stock Repurchase Program, purchases of Class A Common Stock have been and will be made at the sole discretion of management in the open market or in privately negotiated transactions until the earlier to occur of (i) the date on which the Company acquires, in the aggregate, 400,000 shares of Class A Common Stock, or (ii) June 30, 1999. On September 8, 1998, the Board of Directors authorized management to repurchase an additional 400,000 shares prior to September 30, 1999, at a price not to exceed $13.60. On August 18, 1999 the Board of Directors extended the expiration date of the Stock Repurchase Program by one year to September 30, 2000.

As of January 1, 1999, the Company had acquired a total of 549,700 shares of Class A Common Stock in the open market at a cost of $5,982,490. In the nine months ended September 30, 1999, the Company acquired an additional 160,300 shares of Class A Common Stock in the open market at a cost of $1,026,180.

In the nine months ended September 30, 1999 the independent members of the Board of Directors received 3,513 shares of Class A Common Stock as compensation for their service to the company.

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

In accordance with the terms of the Management Agreement, the Company paid $144,329 and $439,791 in base management fees for the three months and nine months ended September 30, 1999, respectively. The Company has not accrued for, or paid, the Manager any incentive compensation since inception.


NOTE 6   REPURCHASE AGREEMENTS

As of September 30, 1999, the Company had entered into repurchase agreements in the amount of $32,204,000 to finance a portion of its investments. The weighted average maturity of the agreements as of September 30, 1999 was 18.81 days, with no agreement having a maturity greater than 30 days, and the weighted average interest rate was 6.02%, based on one-month LIBOR plus a weighted average spread of 0.64%. The repurchase agreements are collateralized by the Company's portfolio of CMBS investments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was organized in February 1998 to invest in commercial mortgage-backed securities (primarily subordinate securities), commercial mortgage loans, mezzanine investments, equity investments, and other real estate related investments. Substantially all of the $94.7 million of net proceeds received from the sale of 5,000,000 shares of its Class A Common Stock in June 1998 together with the net proceeds of other financing arrangements were used to acquire the Company's portfolio of investments.

The following discussion of the Company's financial condition, results of operations, and capital resources and liquidity should be read in conjunction with the Company's financial statements and related notes.

MARKET CONDITIONS:

The three months ended September 30, 1999 were relatively calm for the Company, as spreads on subordinate classes of CMBS did not move dramatically in either direction. The price of a fixed income security (such as a CMBS) or a commercial loan is often determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security tightens (or decreases), the price (or value) of the security rises.

While spreads on the subordinate classes of CMBS moved very little in the three months ended September 30, 1999, interest rates did increase slightly. The ten-year U.S Treasury rate rose approximately 0.10% in the three months ended September 30, 1999. In the same way that a widening (increasing) spread for CMBS and commercial loans causes their value to fall, increasing interest rates also causes their value to decline. In order to offset this potential loss in CMBS and commercial loan value due to increasing interest rates, the Company "sells short" U.S. Treasury securities that increase in value as interest rates rise. In the three months ended September 30, 1999, the Company's short positions in U.S. Treasury securities effectively offset the decline in value of the Company's CMBS and commercial loan positions due to the increase in interest rates.

RESULTS OF OPERATIONS

General:

Net income for the three months and nine months ending September 30, 1999 amounted to $2,026,553 or $0.45 per share, basic and diluted, and $5,719,133 or $1.26 per share, basic and diluted, respectively. Net loss for the quarter ended September 30, 1998 and for the period from commencement of operations (June 2, 1998) to September 30, 1998 amounted to $48,170,837 or $9.80 per share, basic and diluted and $47,414,140 or $9.52 per share, basic and diluted, respectively. The net income for the three months ending September 30, 1999 was attributable primarily to income from investments of $3.3 million and net realized and unrealized gains from securities-trading of $0.8 million. This was offset by interest expense of $1.7 million, and other expenses of $0.3 million. The net income for the nine months ending September 30, 1999 was attributable primarily to income from investments of $9.7 million and net realized and unrealized gains of $2.1 million. This was offset by interest expense of $5.1 million and other expenses of $1.0 million. The net loss for the three months ending September 30, 1998 was attributable primarily to net realized and unrealized losses from securities-trading of $49.1 million. This was offset by income from investments of $7.8 million, interest expense of $5.5 million and other expenses of $1.2 million. The net loss for the period from commencement of operations (June 2, 1998) to September 30, 1998 was attributable primarily to net realized and unrealized losses from securities-trading of $47.4 million. This was offset by income from investments of $9.5 million, interest expense of $6.4 million and other expenses of $1.3 million. The results of operations realized during the period ending September 30, 1999 are not necessarily indicative of the results that may be expected for future periods.

Investment Income:

For the three months and nine months ending September 30, 1999 and the three months ending September 30, 1998 and the period from commencement of operations (June 2, 1998) to September 30, 1998, the Company earned income of $3,251,469, $9,713,916, $7,756,915 and $9,509,783 from investments, respectively, as follows:



                                                                                    Period from
                                                                                    Commencement
                                     Three Months   Nine Months   Three Months     of Operations
                                        Ending        Ending         Ending      (June 2, 1998) to
                                    September 30,  September 30, September 30,     September 30,
            Investment                   1999          1999           1998              1998
-----------------------------------------------------------------------------------------------

CMBS                                   $ 2,279,880   $ 6,801,613    $ 4,579,729    $ 6,059,652
Deposits with brokers as collateral
 for securities sold short                 575,794     1,747,764      2,778,439      2,933,282
Commercial mortgage loan                   230,649       702,699        231,599        304,389
Mezzanine investment                       136,185       404,805        150,776        181,634
Cash and cash equivalents                   28,961        57,035         16,372         30,826
                                    ----------------------------------------------------------

TOTAL                                  $ 3,251,469   $ 9,713,916    $ 7,756,915    $ 9,509,783
                                    ==========================================================



Interest Expense:

For the three months and nine months ending September 30, 1999, the Company incurred interest expense of $930,182 and $2,722,203 from repurchase agreements and $769,938 and $2,384,192 from government securities sold short, respectively. For the three months ending September 30, 1998 and for the period from commencement of operations (June 2, 1998) to September 30, 1998, the Company incurred interest expense of $2,430,560 and $3,080,679 from repurchase agreements and $3,113,660 and $3,284,266 from government securities sold short, respectively.

As of September 30, 1999, the Company had entered into repurchase agreements in the amount of $32,204,000. The weighted average interest rate was 6.02%, and is a variable rate, based on one-month LIBOR plus a weighted average spread 0.64%.

As of September 30, 1999, the Company had the following open short positions in U.S. Treasury securities: $3,881,000 (face) of U.S. Treasury 6.50%, 11/15/2026 and $18,883,000 (face) of U.S. Treasury 7.00%, 07/15/2006.

Other Expenses:

In accordance with the terms of the Management Agreement, an expense of $144,329 and $439,791 in base management fees was incurred for the three months and nine months ending September 30, 1999, respectively. The base management fees for the three months ending September 30, 1998 and for the period from commencement of operations (June 2, 1998) to September 30, 1998 were $241,326 and $320,686, respectively. The Company has not accrued for or paid any incentive compensation to the Manager since inception.

Other Operating Gains & Losses

For the three months and nine months ended September 30, 1999, the Company recorded gains of $210,004 and $3,036,795, respectively, on its securities portfolio. This compares to losses of $49,140,545 and $49,216,337 for the three months ended September 30, 1998 and the period from commencement of operations (June 2, 1998) to September 30, 1998, respectively.

In September 1999 the Company sold its investment in the commercial mortgage loan for cash of $11,845,776. The Company recorded a reserve for loan impairment in the amount of $1,500,633 at June 30, 1999 based on its estimated valuation of $11,346,168, at that time. The company adjusted that value by recording principal and market premium amortization of $49,858 prior to sale. Therefore, the company recognized a gain on sale of $549,466 for the three months ended September 30, 1999.

In August and September the Company sold five of its CMBS investments for total proceeds of $28,958,658. In addition, the Company closed out the related short treasury hedges. These transactions resulted in realized losses of $4,307,620. The closing of short treasury hedge transactions in the three months ended September 30, 1998 and the period from commencement of operations (June 2, 1998) to September 30, 1998 resulted in realized losses of $1,099,396 and $1,309,897, respectively.

CHANGES IN FINANCIAL CONDITION

General: Total assets as of September 30, 1999 amounted to $99.7 million and were comprised primarily of $69.1 million of CMBS, $24.0 million of deposits with brokers as collateral for securities sold short and a mezzanine investment of $3.9 million. Total liabilities of the Company as of September 30, 1999 amounted to $57.7 million and were comprised primarily of repurchase agreements in the amount of $32.2 million and government securities sold short in the amount of $23.8 million. During the three months ended September 30, 1999, the Company sold five CMBS investments for $29.0 million and the commercial loan receivable for $11.8 million. There was a corresponding decrease in repurchase agreements of $26.7 million. Deposits with brokers as collateral for securities sold short decreased by $22.9 million, mirroring the decrease in government securities sold short. The Company decreased its short positions as a result of the sale of the related CMBS investments and commercial mortgage loan receivable.

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

Market observations suggests that buyers of CMBS and sources of repurchase agreement financing may adopt a more conservative position in their business practices as Year 2000 approaches. This may affect the Company's ability to sell securities and/or obtain financing and also may affect the value of the Company's assets and the cost of its debt. If the company were unable to replace its short term financing, it may be forced to sell its assets in order to pay down its repurchase agreements at a time when the market for the sale of such assets is unfavorable. If this were to occur, the company could realize substantial losses.

The Company's operating activities generated cash flows of $18.9 million during the nine months ending September 30, 1999. This was due primarily to an excess of interest income on investments over financing costs of approximately $4.6 million and net proceeds from trading in commercial mortgage backed securities of $11.6 million. This compares with the Company's operating activities during the period from commencement of operations (June 2, 1998) to September 30, 1998 which used cash flows of $231.2 million. This was primarily due to investment in commercial mortgage backed securities of $222.6 million.

The Company's investing activities generated cash flows totaling $12.0 million during the nine months ending September 30, 1999 primarily through the proceeds from the sale of the commercial mortgage loan receivable. This compares with cash flows used for investing activities of $16.8 million for the period from commencement of operations (June 2, 1998) to September 30, 1998. These funds were used to purchase the commercial mortgage loan receivable and investment in other assets.

The Company's financing activities used $30.3 million during the nine months ending September 30, 1999 and consisted primarily of payments made on repurchase agreements of $26.7 million, purchases of treasury stock of $1.0 million and distributions to shareholders of $2.6 million. The Company's financing activities for the period from commencement of operations (June 2, 1998) to September 30, 1998 generated $248.5 million through proceeds from issuance of common stock of $94.6 million and proceeds from repurchase agreements of $159.9 million.

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

STOCKHOLDERS' EQUITY:

Stockholders' equity as of September 30, 1999 was $42.0 million. In the nine months ending September 30, 1999, stockholders' equity increased by $2.1 million due to net income of $5.7 million, offset by a decrease of $1.0 million due to the repurchase of stock and a decrease of $2.6 million due to distributions of $0.20 per share to stockholders of record on September 30, 1999, June 30, 1999 and March 31, 1999.

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

Mission Critical Systems:

The Manager advised the Company that, as of September 30, 1999, the team had completed an inventory of all systems, and had identified all mission-critical systems that were not Year 2000 compliant. The team had also developed remediation and testing plans to address Year 2000 issues. As of September 30, 1999, the team had advised the Company that it had completed remediation and testing of substantially all internal mission-critical systems.

Assessment of Year 2000 Readiness of Third Parties:

On September 30, 1999, the Manager advised the Company that it had identified and had contact with all third parties upon which the Manager relies for mission-critical and non-mission-critical systems. All of the third parties contacted by the team had documented their plans for addressing Year 2000 issues and their progress in achieving Year 2000 compliance.

Development of Contingency Plan:

As of September 30, 1999, the team had advised the Company that it had created a written disaster recovery plan that addresses contingency plans for the Manager in the event of internal and external computer failures.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, lending environments, changes in spreads on CMBS, real estate cash flows and values, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the investments of the Company are exposed are lending environments, interest rate risk and CMBS spread risk, which are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates can also affect the net interest income of the Company.

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

The investments of the Company are also exposed to spread risk. The price of a fixed income security is generally determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security widens (or increases), the price (or value) of the security falls. As spreads on CMBS widen, the fair value of the Company's portfolio falls. Spread widening in the market for CMBS can occur as a result of market concerns over the stability of the commercial real estate market, excess supply of CMBS, or general credit or liquidity concerns in other markets.

The Company enters into contracts to sell securities that it does not own at the time of the sale, at a specified price at a specified time (short sales). The Company utilizes these contracts as a means of mitigating ("hedging") the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. As the value of the Company's CMBS declines (increases) with increases (decreases) in interest rates, the value of the contracts increases (decreases). There can be no guarantee, however, that the change in value of the contract will completely offset the change in value of the fixed-rate interest-earning asset. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. Furthermore, if the market value of the securities involved in the short sale increases, the Company may be required to meet a "margin call".

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings
    At September 30, 1999 there were no legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities and Use of Proceeds
    Not applicable

Item 3. Defaults Upon Senior Securities
    Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
    Not applicable

Item 5. Other Information
    None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    Exhibit 27.1 -- Financial Data Schedule

    (b) Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CLARION COMMERCIAL HOLDINGS, INC,

Dated: November 12, 1999



                                          By: /s/ Fredrick D. Arenstein
                                          -------------------------------------
                                          Name: Fredrick D. Arenstein
                                          Title: Treasurer