Form 10-K
period 1999-12-31
CLARION COMMERCIAL HOLDINGS INC
filed 2000-03-30
CIK 1056880

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                    TO

                        COMMISSION FILE NUMBER: 1-14167
                              -------------------

                       CLARION COMMERCIAL HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              -------------------

                  MARYLAND                                      13-3988895
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

             335 MADISON AVENUE,                                   10017
             NEW YORK, NEW YORK                                 (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (212) 883-2500
                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

            TITLE OF EACH CLASS:                NAME OF EACH EXCHANGE ON WHICH REGISTERED:
            --------------------                ------------------------------------------
            Class A Common Stock                          New York Stock Exchange

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    At March 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $20,558,909 based upon the closing sale price of the Class A Common Stock ($.001 par value) on the New York Stock Exchange on that date. As of March 15, 2000, 4,061,019 shares of Class A Common Stock ($.001 par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement to be issued in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

________________________________________________________________________________

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I......................................................................    3
    ITEM 1.     Business....................................................    3
    ITEM 2.     Properties..................................................   17
    ITEM 3.     Legal Proceedings...........................................   17
    ITEM 4.     Submission of Matters to a Vote of Security Holders.........   17
PART II.....................................................................   17
    ITEM 5.     Market for the Registrant's Common Equity and Related
                Shareholder Matters.........................................   17
    ITEM 6.     Selected Financial Data.....................................   19
    ITEM 7.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................   19
    ITEM 7A.    Quantitative and Qualitative Disclosures about Market
                Risk........................................................   24
    ITEM 8.     Financial Statements and Supplementary Data.................   26
    ITEM 9.     Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................   26
PART III....................................................................   26
    ITEM 10.    Directors and Executive Officers of the Registrant..........   26
    ITEM 11.    Executive Compensation......................................   26
    ITEM 12.    Security Ownership of Certain Beneficial Owners and
                Management..................................................   26
    ITEM 13.    Certain Relationships and Related Transactions..............   26
PART IV.....................................................................   26
    ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form
                8-K.........................................................   26

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Clarion Commercial Holdings, Inc. (the 'Company'), a Maryland corporation, was organized in February 1998 as a specialty finance company and has elected to be a real estate investment trust (a 'REIT') for U.S. Federal income tax purposes. The Company's objective is to build a diverse portfolio of commercial real estate investments ('Real Estate Investments') in an attempt to provide a high rate of return to its stockholders, without incurring risk deemed unacceptable by the Company's investment manager or that would compromise the Company's REIT qualification. The Company focuses primarily on the following types of Real Estate Investments:

    CMBS. The Company may acquire various classes (primarily subordinate, including 'first loss') of commercial mortgage-backed securities ('CMBS'). CMBS are generally multiclass debt or pass-through securities backed by a commercial mortgage loan or a pool of commercial mortgage loans. Subordinate classes of CMBS offer a higher expected rate of return than more senior classes of CMBS, but are subject to greater risk of loss of principal and nonpayment of interest.

    Commercial Mortgage Loans; Securitization. The Company may acquire commercial mortgage loans for investment and possible securitization. Upon securitization, the Company may sell the more senior classes of the new securities and retain the more subordinate classes.

    The Company may also make other investments in commercial real estate assets, including mezzanine investments, real property investments and investments in companies that have substantial holdings of real estate related assets.

    The following table sets forth the composition of the Company's principal assets as of December 31, 1999:

                      TABLE 1.1 -- PRINCIPAL ASSETS AS OF

                                                                   DECEMBER 31, 1999              DECEMBER 31, 1998
                                                              ----------------------------   ----------------------------
                                                                                VALUE AS %                     VALUE AS %
                                                                   VALUE         OF TOTAL         VALUE         OF TOTAL
                                                              ($ IN MILLION)      ASSETS     ($ IN MILLION)      ASSETS
                                                              --------------      ------     --------------      ------
                           ASSET
CMBS........................................................      $100.9           76.4%         $ 80.7           54.5%
Deposits with brokers as collateral for securities sold
 short......................................................        25.2           19.1            46.8           31.6
Commercial mortgage loan....................................         --             --             12.9            8.8
Mezzanine investment........................................         3.9            2.9             3.9            2.6
                                                                  ------          -----          ------          -----
   Total....................................................      $130.0           98.4%         $144.3           97.5%
                                                                  ------          -----          ------          -----
                                                                  ------          -----          ------          -----

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

    In accordance with the terms of the Management Agreement, the Company paid the Manager $575,928 and $495,596 in base management fees for the year ended December 31, 1999 and for the period June 2, 1998 (commencement of operations) to December 31, 1998, respectively. The Company has neither accrued for, nor paid the Manager any incentive compensation since commencement of operations.

INVESTMENT OBJECTIVES AND POLICIES

    The Company pursues policies and strategies for acquiring Real Estate Investments in an attempt to provide a high rate of return to its stockholders without incurring risk deemed unacceptable by the Manager or compromising the Company's REIT qualification. The Company's income results primarily from the spread between the interest generated by the Company's assets and the cost of financing and hedging these assets. The Company also realizes gains or losses upon the disposition of its assets. The Company leverages its investments in such assets primarily through repurchase agreements. The Company also engages in a variety of interest rate risk management techniques for the purpose of managing the interest rate risk of its assets and liabilities. All of these transactions are subject to risks and may limit the potential earnings from the Company's investments.

INVESTMENTS

    The Company invests principally in the following types of assets:

CMBS

    The Company acquires various classes (primarily subordinate, including 'first loss') of CMBS. CMBS are generally multiclass debt or pass-through securities backed by a commercial mortgage loan or a pool of commercial mortgage loans. CMBS include, but are not limited to, regular and residual interests in REMICs (the term 'REMIC' means a real estate mortgage investment conduit) and regular interests in certain FASITs (the term 'FASIT' means a financial asset securitization investment trust) and may be issued in public (registered) or private transactions by either governmental or private entities. Private issuers include investment banks, commercial banks, insurance companies and property owners.

    Of the interests in CMBS that the Company acquires, most are in subordinate classes; however, the Company may also purchase more senior classes or combined classes of subordinate and more senior classes. Subordinate CMBS are generally not registered under the Securities Act of 1933, as amended, and are traded in the private market. However, a significant number of U.S. investment banks are active dealers in this market and act as principal underwriters of new CMBS issues.

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

    The following tables present information on the Company's investments in CMBS as of December 31, 1999 and 1998. Included in the tables are the following terms:

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

TABLE 1.2 -- CMBS INVESTMENTS AS OF DECEMBER 31, 1999 AND 1998

                                                                 RATING    WTD.AVG    WTD. AVG    SUBORDINATION
                                      VALUE AS                   AS OF     DSCR AT     LTV AT       PERCENTAGE     DELINQUENCIES
    SECURITIES AS OF 12/31/99       OF 12/31/99    ISSUE DATE   12/31/99  ISSUANCE    ISSUANCE    AS OF 12/31/99   AS OF 12/31/99
    -------------------------       -----------    ----------   --------  --------    --------    --------------   --------------
BTR 1998-SIA, Class F.............  $ 21,842,942     2/13/98      BBB       1.65        73.91%        54.34%            0.00%
CDCSC 1999-FL1, Class A...........    14,991,435    12/16/99      AAA       1.47        57.60         47.00             0.00
DLJCM 1998-CF1, Class B4..........     3,513,475      3/2/98       BB       1.35        65.40          6.45             0.32
DLJCM 1998-CF1, Class B6..........     5,490,492      3/2/98       B        1.35        65.40          2.81             0.32
DLJCM 1998-CF1, Class B7..........     2,461,145      3/2/98       B-       1.35        65.40          2.04             0.32
DLJCM 1998-CF1, Class C...........     3,987,849      3/2/98       NR       1.35        65.40          0.00             0.32
DLJCM 1999-STF1, Class A-1........    10,001,860     11/5/99      AAA       1.16        69.20         50.00             0.00
GMAC 1997-C1, Class G.............    10,382,355     9/30/97       BB       1.33        71.00          6.98             0.44
MART 1999-1, Class G..............    15,695,449    11/25/97      BBB-      1.46        57.67          0.00             0.00
MSC 1998-XL1, Class H.............     3,652,102     6/11/98       BB       1.90        58.40          1.52             0.00
MSC 1998-XL1, Class J.............     8,874,681     6/11/98       B        1.90        58.40          0.00             0.00
                                    ------------                            ----        -----         -----             ----
   Total/Wtd. Avg.................  $100,893,785                            1.50        64.97%        24.91%            0.09%
                                    ------------                            ----        -----         -----             ----
                                    ------------                            ----        -----         -----             ----

                                                                 RATING    WTD.AVG    WTD. AVG    SUBORDINATION
                                      VALUE AS                   AS OF     DSCR AT     LTV AT       PERCENTAGE     DELINQUENCIES
    SECURITIES AS OF 12/31/98       OF 12/31/98    ISSUE DATE   12/31/98  ISSUANCE    ISSUANCE    AS OF 12/31/98   AS OF 12/31/98
    -------------------------       -----------    ----------   --------  --------    --------    --------------   --------------
BTR 1998-SIA, Class F.............  $ 17,422,240     2/13/98       BB       1.65        73.90%        32.87%            0.00%
DLJCM 1998-CF1, Class B6..........     6,184,688      3/2/98       B        1.35        65.40          2.77             0.32
DLJCM 1998-CF1, Class B7..........     2,819,988      3/2/98       B-       1.35        65.40          2.02             0.32
DLJCM 1998-CF1, Class C...........     3,963,783      3/2/98       NR       1.35        65.40          0.00             0.32
GMAC 1997-C1, Class G.............    11,091,794     9/30/97       BB       1.33        71.04          6.72             0.25
MCF 1997-MC2, Class F.............     7,995,700    11/25/97       BB       1.50        70.60          6.57             0.26
MSC 1997-HF1, Class F.............     4,302,049     6/30/97       BB       1.40        68.20          4.89             0.88
MSC 1997-XL1, Class G.............     2,024,063    10/17/97       BB       2.00        52.70          3.03             0.00
MSC 1998-XL1, Class H.............    11,775,202     6/11/98       BB       1.90        58.40          1.51             0.00
MSC 1998-XL1, Class J.............     9,510,671     6/11/98       B        1.90        58.40          0.00             0.00
NB 1996-FSI, Class E..............     3,641,610     8/15/96       BB       1.37          n/a         31.32             6.25
                                    ------------                            ----        -----         -----             ----
   Total/Wtd. Avg.................  $ 80,731,788                            1.59        66.56%        10.92%            0.44%
                                    ------------                            ----        -----         -----             ----
                                    ------------                            ----        -----         -----             ----

TABLE 1.3 -- DISTRIBUTION OF LOANS UNDERLYING THE CMBS INVESTMENTS BY PROPERTY TYPE AND STATE

PROPERTY TYPE  PERCENTAGE(1)       STATE      PERCENTAGE(1)
-------------  -------------       -----      -------------
Retail             32.5%            CA            21.9%
Multifamily        22.3             NY            13.5
Hotel              19.6             TX            10.6
Office             18.8             NJ             7.2
Industrial          3.7             MO             5.8
Other               3.1        All others(2)      41.0

---------

(1) Based on a percentage of the total unpaid principal balance to the underlying loans.

(2) No other state comprises more than 5% of the total.

TABLE 1.4 -- DISTRIBUTION OF CMBS INVESTMENTS BY RATING CLASS

                                                               DISTRIBUTION
                                                                  AS OF
                           RATING                                12/31/99
                           ------                                --------
AAA.........................................................        24.8%
BBB.........................................................        37.2
BB..........................................................        17.4
B...........................................................        16.6
NR..........................................................         4.0
                                                                  ------
    Total...................................................      100.00%
                                                                  ------
                                                                  ------

COMMERCIAL MORTGAGE LOANS

    The Company may originate or acquire commercial mortgage loans. In considering whether to originate or acquire a mortgage loan, the Company will request that the Manager underwrite, and perform certain due diligence tasks with respect to that mortgage loan in order to ascertain material information as to the value of that mortgage loan. The Manager will review and analyze many factors, including market conditions (market interest rates, the availability of mortgage credit and economic, demographic, geographic, tax, legal and other factors), the yield to maturity of the mortgage loan, the liquidity of the mortgage loan, in the case of an acquisition of a mortgage loan the limitations on the obligations of the seller with respect to the mortgage loan, the rate and timing of payments to be made with respect to the mortgage loan, the value and quality of the mortgaged property underlying the mortgage loan, the risk of adverse fluctuations in the market values of that mortgaged property as a result of economic events or governmental regulations, the historical performance and other attributes of the property manager responsible for managing the mortgaged property, relevant laws limiting actions that may be taken with respect to loans secured by real property and limitations on recourse against the obligors following realization on the collateral through various means, risks associated with geographic concentration of underlying assets constituting the mortgaged property for the relevant mortgage loan, environmental risks, pending and threatened litigation, junior liens and other issues relating to title and a prior history of default by affiliated parties on their similar obligations.

    During 1999, the Company disposed of its investment in a commercial mortgage loan for proceeds of $11.9 million. The Company realized a loss of approximately $1.0 million on the disposition. The investment was a first mortgage loan secured by The OMNI Hotel in Newport News, Virginia. The mortgage loan was made on December 18, 1997 at a 70% loan-to-value ratio, and had an original principal amount of $12.6 million.

    As of December 31, 1999, the Company did not own any commercial mortgage loan investments.

MEZZANINE INVESTMENTS

    The Company may make mezzanine investments, primarily in the form of preferred equity, leveraged joint venture equity and subordinate and participating mortgage loans. These investments may involve development, rehabilitation or renovation projects. A preferred equity investment is an ownership interest in real property that is generally entitled to receive preferential treatment with respect to distributions of income generated by that property. Leveraged joint venture equity involves an equity investment in real property that is encumbered by mortgage debt, which will generally provide the investor with preferential returns and/or conversion rights into equity of another partner in the venture. A subordinate mortgage loan is a loan secured by a subordinated lien on real property. A participating mortgage may be a senior or junior lien and will entitle the mortgagee to mortgage interest plus a participation in the property's operating cash flows or residual value. To the extent the Company invests in participating mortgages, it will attempt to ensure that the participating income satisfies the income tests for REIT qualification.

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

    As of December 31, 1999, the Company had one mezzanine investment with a carrying value of $3.9 million. The investment is a preferred limited partnership interest in the owner of The Allwood Brighton Office Center in Clifton, Passaic County, New Jersey. This investment is entitled to an annual return of 11% per annum and a $20,000 return of capital per annum, plus an accrual of an additional 3% per annum, payable on the redemption date for this investment or earlier to the extent of available net cash flow from the property. Such redemption date is August 1, 2002, subject to certain acceleration and extension options. With respect to this investment, 'available net cash flow' means cash flow after the payment of operating expenses, tenant improvements, mortgage payments, the 11% annual return on this investment, the $20,000 return of capital per annum and agreed upon reserves. In addition to such fixed returns, the Company will be entitled to receive (1) 20% of 'available net cash flow' after payment of the 3% accrual described above and
(2) 20% of the 'residual.' With respect to this investment, 'residual' means net proceeds from the disposition or refinancing of the property less the remaining balance of the senior mortgage, less the principal amount of this investment and any unpaid or accrued interest thereon, less any capital contributions made by the property owner, these contributions not to exceed $300,000. In the case of a refinancing, an independent appraisal will be used to determine the disposition of proceeds.

    The senior mortgage loan on the property is in an original principal amount of $9.6 million and bears interest at a fixed rate of 7.85% per annum, which rate can be reset by the mortgagee on August

1, 2002. In the event the property owner accepts a rate reset, the senior loan will be extended for an additional five years. If the property owner does not accept a rate reset, the loan will mature on August 1, 2002. The senior mortgage amortizes over a 25-year period, was originated on July 16, 1997 and prepayment was prohibited until July 16, 1999. No prepayment was made during 1999. A yield maintenance premium will be due in the case where a prepayment is made after July 16, 1999 and more than 120 days before maturity.

    The property consists of three suburban office buildings totaling 164,036 square feet of net rentable area. The first building contains four floors, 52,445 rentable square feet and is 100% occupied by eight tenants. The second building contains four floors, 52,591 rentable square feet and is 100% occupied by 14 tenants. The third building contains two floors, 59,000 rentable square feet and is occupied 100% by one tenant. The effective rent for all three buildings as of March 2000 was $16.72 per square foot.

    The two four story buildings were built in 1986. Each building lobby has a four-story atrium featuring circular interior stairwells and rooftop skylights. Two elevators in each building provide access from the lobby. The third building was constructed in the 1950's and was completely renovated in 1992. There are currently no plans to further renovate or improve the property.

    The third building is 100% leased to a national retailer, pursuant to a lease that expires on September 30, 2008 and has an annual rent of $860,810. The same retailer also occupies 17,560 square feet in the first building under a separate lease that expires on December 31, 2005 and has an annual rent of $298,520. The same retailer also occupies 10,442 square feet in the second building under a third lease that expires on December 31, 2005 and has an annual rent of $184,372. The businesses carried on by the other tenants include an employment agency, a trade association, a construction company and a publishing company. The retailer is the only tenant occupying more than 10% of the rentable square footage of the property.

    The following table details the schedule of lease expirations for the next five years:

TABLE 1.5 -- LEASE EXPIRATIONS FOR MEZZANINE INVESTMENT

                                                                       % OF GROSS
                                        SQUARE FOOTAGE   ANNUAL RENT   ANNUAL RENT
                                           EXPIRING       EXPIRING      EXPIRING
                                           --------       --------      --------
2000..................................      19,151        $350,307        13.20%
2001..................................       7,144         129,243         4.86
2002..................................      14,325         269,671        10.14
2003..................................      29,254         540,707        20.34
2004..................................           0               0         0.00

    As of December 31, 1999, the borrower was current on all obligations to the Company under the terms of this mezzanine investment.

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

    As of December 31, 1999, the Company had made no investments in real property, development or rehabilitation projects, foreign real estate or real estate companies.

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

    As of December 31, 1999 and 1998, the Company had sold short U.S. Treasury securities with a face amount of $25.3 million and $39.8 million as part of the Company's strategy of hedging the Company's portfolio against interest rate changes.

REQUIREMENTS FOR QUALIFICATION

    The Company has elected to be taxed as a REIT under sections 856 through 860 of the Code (the 'Code' means the Internal Revenue Code of 1986, as amended) commencing with its short taxable year ending on December 31, 1998. The Company currently expects that it will operate in a manner that will permit the Company to qualify as a REIT. This treatment will permit the Company to deduct dividend distributions to its stockholders for federal income tax purposes, thus, effectively eliminating the 'double taxation' that generally results when a corporation earns income and distributes that income to its stockholders.

    There can be no assurance, however, that the Company will qualify as a REIT in any particular taxable year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the circumstances of the Company.

FAILURE TO QUALIFY

    If the Company fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Company may be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to the Company's stockholders in any year in which the Company fails to qualify may not be deductible by the Company nor will they be required to be made. In such event, to the extent of the Company's current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income and, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statutory provisions, the Company also will be disqualified from taxation as a REIT for the four taxable years following the year during which the Company ceased to qualify as a REIT. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief.

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

RECENT CHANGES TO THE TAX LAW AFFECTING REITS

    The Company may conduct certain hedging and other activities (which include certain activities likely to be conducted by the Company and might include, in certain circumstances, the creation of mortgage securities through securitization) through non-controlled taxable preferred stock subsidiaries of the Company.

    The 1999 Congress enacted a law that provides an exception to the five-percent and 10-percent asset tests (discussed above) for 'taxable REIT subsidiaries.' A taxable REIT subsidiary would be allowed to undertake non-tenant related activities that currently generate non-qualifying income for a REIT, such as third-party management and development.

    The tax law changes impose a number of constraints on a taxable REIT subsidiary to ensure that the REIT could not, through a taxable REIT subsidiary, engage in substantial non-real estate activities, and also to ensure that the taxable REIT subsidiary pays a corporate level tax on its earnings. The following provisions of the new laws may curtail the Company's ability to conduct these types of transactions:

    (1) the value of all taxable REIT subsidiaries owned by a REIT cannot represent more than 20 percent of the value of the REIT's total assets;

    (2) a taxable REIT subsidiary is not entitled to deduct any interest incurred on debt funded directly or indirectly by the REIT;

    (3) a 100-percent excise tax will be imposed on excess payments to ensure arm's length pricing for services provided to REIT tenants (i.e., REIT tenants could not pay for services provided by the taxable REIT subsidiary through increased rental payments to the REIT) and allocation of shared expenses between the REIT and the taxable REIT subsidiary. Certain additional limitations may apply.

    The taxable REIT subsidiary rules are effective for taxable years beginning after December 31, 2000. REITs would be allowed to convert preferred stock subsidiaries into taxable REIT subsidiaries tax-free. There would be a transition period to allow for conversion of preferred stock subsidiaries before the 10-percent vote or value test would become effective. Persons other than the REIT who hold stock in a preferred stock subsidiary may recognize gain to the extent that they received consideration other than REIT stock for their interest in the subsidiary.

INVESTMENT ACTIVITY

ACQUISITIONS AND DISPOSITIONS

    During 1999, the Company acquired 6 classes of CMBS in open market transactions for $50.9 million. The Company disposed of 5 classes of CMBS, all of which had been acquired in 1998, in open market transactions for approximately $29.0 million. The sale of these securities resulted in realized losses of $5.9 million. Concurrent with the sale of the CMBS, the Company closed related hedge (short) positions in government securities, resulting in offsetting realized gain of $2.5 million.

    The Company also disposed of its investment in a commercial mortgage loan in an open market transaction for of $11.9 million. The Company realized a loss of $1.0 million on the disposition.

    The proceeds from the sales of CMBS and the commercial loan were used by the Company to reduce its borrowings under repurchase agreements. The following chart shows the outstanding principal amount of borrowings by the Company under repurchase agreements, and shareholder's equity of the Company as of the end of the last seven fiscal quarters:

TABLE 1.6 -- BORROWINGS UNDER REPURCHASE AGREEMENTS

                                               BORROWINGS
                                                  UNDER
                                               REPURCHASE    STOCKHOLDERS'
DATE                                           AGREEMENTS       EQUITY
----                                           ---------------------------
                                                  (DOLLARS IN MILLIONS)
June 30, 1998................................     147.7           96.5
September 30, 1998...........................     159.9           42.6
December 31, 1998............................      58.9           39.9
March 31, 1999...............................      58.7           40.6
June 30, 1999................................      71.7           41.1
September 30, 1999...........................      32.2           42.0
December 31, 1999............................      64.7           40.6

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

    On June 2, 1998, the Company completed its initial public offering of Common Stock. The Company issued 4,000,000 shares of Common Stock at a price of $20 per share and received proceeds of $76,025,000, net of underwriting discounts and commissions. Offering costs in connection with the public offering amounting to $1,337,485 were charged against the proceeds of the offering.

    Concurrent with the initial public offering, the Company issued 175,000 shares of Class B stock in exchange for a 10% interest in the Manager and an option to purchase the remaining 90% interest in (or all of the assets of) the Manager for 90% of fair market value. The option may be exercised between January 2, 2000 and March 31, 2001 only with the approval of the Company's independent directors. The option has not been exercised.

    The Common Stock of the Company began trading on the New York Stock Exchange on June 2, 1998 under the symbol 'CLR'. Prior to such date, no public market for the Common Stock of the Company existed. As of March 15, 2000, the Company had 4,061,019 shares of Common Stock outstanding, which were held by 36 holders of record and approximately 1,600 beneficial owners. The following table sets forth the high, low and closing share price as reported on the New York Stock Exchange and the cash distributions declared per share of Common Stock.

TABLE 5.1 -- SHARE PRICE AND DISTRIBUTIONS DECLARED

                                                                     CASH
                                         (PRICE PER SHARE)       DISTRIBUTIONS
                                      ------------------------   DECLARED PER
PERIOD BEGINNING    PERIOD ENDING      HIGH     LOW     CLOSE        SHARE
----------------    -------------      ----     ---     -----        -----
May 28, 1998      June 30, 1998       $19.06   $15.13   $15.38       $0.14
July 1, 1998      September 30, 1998   16.69    10.19    11.56        0.45
October 1, 1998   December 31, 1998    11.56     1.88     4.25        0.15
January 1, 1999   March 31, 1999        6.56     4.38     5.75        0.20
April 1, 1999     June 30, 1999         7.38     5.81     6.75        0.20
July 1, 1999      September 30, 1999    7.63     6.38     7.25        0.20
October 1, 1999   December 31, 1999     8.00     6.56     7.75        0.20

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected consolidated financial data of the Company and its subsidiaries for the periods indicated. Additional financial information is set forth in the audited financial statements and notes thereto and in 'Management's Discussion and Analysis of Financial Condition and Results of Operations' included herein.

                                                                           FOR THE PERIOD
                                                                            JUNE 2, 1998
                                                          FOR THE YEAR     (COMMENCEMENT
                                                             ENDED       OF OPERATIONS) TO
                                                          DECEMBER 31,      DECEMBER 31,
                                                              1999              1998
                                                              ----              ----
OPERATIONS DATA
Income
    Interest income from securities -- trading..........  $10,817,837       $ 12,580,589
    Other investment income.............................    1,307,694            919,876
                                                          -----------       ------------
                                                           12,125,531         13,500,465
                                                          -----------       ------------
Expense
    Interest............................................    6,046,282          8,571,422
    Other expenses......................................    1,341,739          1,683,411
                                                          -----------       ------------
                                                            7,388,021         10,254,833
                                                          -----------       ------------
Other operating gains (losses)..........................    1,295,162        (51,969,592)
                                                          -----------       ------------
Net income (loss).......................................  $ 6,032,672       $(48,723,960)
                                                          -----------       ------------
                                                          -----------       ------------
Net income (loss) per share (basic and diluted).........  $      1.33       $      (9.93)
                                                          -----------       ------------
                                                          -----------       ------------
Distributions per share.................................  $      0.80       $       0.74
                                                          -----------       ------------
                                                          -----------       ------------

                                                           DECEMBER 31,   DECEMBER 31,
                                                               1999           1998
                                                               ----           ----
SELECTED BALANCE SHEET DATA
Total assets.............................................  $132,070,051   $148,022,878
Total liabilities........................................    91,475,252    108,106,054
Stockholders' equity.....................................    40,594,799     39,916,824

    The 1998 results of operations reflect realized and unrealized losses from securities-trading totaling $49,469,592, and the loss on other investments of $2,500,000. The 1999 results of operations reflect realized and unrealized gains from securities-trading totaling $2,997,828 offset by a realized loss of $952,666 from the sale of the commercial mortgage loan and loss on other investments of $750,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company was organized in February 1998 to invest in commercial mortgage-backed securities (primarily subordinate securities), commercial mortgage loans, mezzanine investments, equity investments, and other real estate related investments. Substantially all of the $94.7 million of net proceeds received from the sale of 5,000,000 shares of its Class A Common Stock in June 1998 together with the net proceeds of other financing arrangements were used to acquire the Company's original portfolio of investments.

    The following discussion of the Company's financial condition, results of operations, and capital resources and liquidity should be read in conjunction with the Company's consolidated financial statements and related notes.

MARKET CONDITIONS

    The year 1999 was a relatively stable year for the Company, compared to 1998, which was a difficult year. In 1998, following the initial public offering of the Common Stock on June 2, the Company immediately deployed its capital through a series of investments in CMBS, a commercial whole loan and a mezzanine investment.

    In September and October 1998, the dislocation of global fixed income markets and the restructuring of several competitors led to extensive spread widening in CMBS and other fixed income markets as well as a rally in the market for government securities. The price of a fixed income security (such as a CMBS) or a commercial loan is often determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security tightens (or decreases), the price (or value) of the security rises. At the same time, liquidity in the CMBS market diminished significantly, with much of the diminution occurring in the month of September. This lack of liquidity continued through the end of the year.

    In October and November 1998, the Company disposed of 14 classes of CMBS to reduce leverage and the Company's exposure to continued spread widening. The sale of these securities resulted in realized losses of approximately $17.9 million. In conjunction with the sale of the CMBS, the Company closed related short positions in U.S. Government securities. The closing of these positions resulted in realized losses of approximately $9.5 million.

    The month of December 1998 offered some small signs of improvement in the CMBS market as limited liquidity returned, primarily for investments in investment grade securities.

    The improvement in the CMBS market continued in 1999 as new issues returned to the market, the secondary market continued to recover and spreads on subordinate CMBS tightened slightly.

    While spreads on the subordinate classes of CMBS tightened a little during the year, interest rates increased. The ten-year U.S Treasury rate rose approximately 180 basis points in 1999. In the same way that a widening (increasing) spread for CMBS causes their value to fall, increasing interest rates also causes their value to decline. In order to offset this potential loss in CMBS and commercial loan value due to increasing interest rates, the Company 'sells short' U.S. Treasury securities that increase in value as interest rates rise. During the year ended December 31, 1999, the Company's short positions in U.S. Treasury securities effectively offset the decline in value of the Company's CMBS positions due to the increase in interest rates.

RESULTS OF OPERATIONS

GENERAL

    Net income (loss) for the year ended December 31, 1999 and for the period June 2, 1998 (commencement of operations) to December 31, 1998 amounted to $6.0 million or $1.33 per share and ($48.7 million) or ($9.93) per share, respectively. The income for the year ended December 31, 1999 consisted primarily of income from investments of $12.1 million and gains from the short positions in government securities of $5.4 million. This was offset by losses on CMBS of $2.4 million, loss on the sale of the commercial mortgage loan of $1.0 million and interest expense of $6.0 million. The net loss for the period
June 2, 1998 (commencement of operations) to December 31, 1998 was attributable primarily to realized and unrealized losses on CMBS of $36.9 million, loss from the short positions in government securities of $12.6 million and interest expense of $8.6 million. This was offset by income from investments of $13.5 million.

    The results of operations during the year ended December 31, 1999 and the period June 2, 1998 to December 31, 1998 are not necessarily indicative of the results that may be expected for future periods.

INVESTMENT INCOME

    For the year ended December 31, 1999 and for the period June 2, 1998 (commencement of operations) to December 31, 1998, the Company earned income of $12,125,531 and $13,500,465 from investments, respectively, as follows:

TABLE 7.1 -- INVESTMENT INCOME

                                                                   INCOME EARNED
                                                           ------------------------------
                                                           FOR THE YEAR   FOR THE PERIOD
                                                              ENDED        JUNE 2, 1998
                                                           DECEMBER 31,   TO DECEMBER 31,
                       INVESTMENT                              1999            1998
                       ----------                              ----            ----
CMBS.....................................................  $ 8,813,736      $ 8,894,931
Deposits with brokers as collateral for securities sold
  short..................................................    2,004,101        3,685,658
Commercial mortgage loan.................................      702,699          560,452
Mezzanine investment.....................................      540,812          316,903
Cash and cash equivalents................................       64,183           42,521
                                                           -----------      -----------
        Total............................................  $12,125,531      $13,500,465
                                                           -----------      -----------
                                                           -----------      -----------

    In 1999, the Company sold 5 classes of CMBS and the commercial mortgage loan, and purchased 6 classes of CMBS in open market transactions. The interest income earned on the securities that were sold was approximately $1.69 million for the year ended December 31, 1999.

    In the months of October and November 1998, the Company sold 14 classes of CMBS in open market transactions. The interest income earned on the securities that were sold was approximately $3.72 million for the period June 2, 1998 to December 31, 1998.

INTEREST EXPENSE

    For the year ended December 31, 1999, and for the period June 2, 1998 to December 31, 1998, the Company incurred interest expense from repurchase agreements and government securities sold short of $6,046,282 and $8,571,422, respectively, as follows:

TABLE 7.2 -- INTEREST EXPENSE

                                                                  INTEREST EXPENSE
                                                           ------------------------------
                                                           FOR THE YEAR   FOR THE PERIOD
                                                              ENDED        JUNE 2, 1998
                                                           DECEMBER 31,   TO DECEMBER 31,
                                                               1999            1998
                                                               ----            ----
Repurchase agreements....................................  $ 3,356,791      $ 4,383,251
Government securities sold short.........................    2,689,491        4,188,171
                                                           -----------      -----------
                                                           $ 6,046,282      $ 8,571,422
                                                           -----------      -----------
                                                           -----------      -----------

    As of December 31, 1999 and 1998, the Company had entered into repurchase agreements in the amount of $64,691,000 and $58,924,000, respectively. The weighted average interest rates were 6.98% and 6.44%, respectively, and are based on a variable rate, one-month LIBOR plus a weighted average spread of 0.60% and 0.89%, respectively.

    As of December 31, 1999, the Company had the following open short positions in U.S. Treasury securities: $291,000 (face) of U.S. Treasury 5.25%, 02/15/2029, $21,151,000 (face) of U.S. Treasury 6.00% 08/15/2009 and $3,881,000 of U.S.
Treasury 6.50% 11/15/2026. As of December 31, 1998 the Company had the following open short positions in U.S. Treasury securities: $36,320,000 (face) of U.S. Treasury 7.00%, 07/15/2006 and $3,493,000 (face) of U.S. Treasury 6.50%,
11/15/2026.

OTHER EXPENSES

    In 1999, other expenses consisted primarily of miscellaneous general and administrative expenses. In 1998, other expenses consisted primarily of due diligence costs of $548,284 incurred relating to transactions that were ultimately abandoned and miscellaneous general and administrative expenses.

    In accordance with the terms of the Management Agreement, $575,928 and $495,596 in base management fees were paid for the year ended December 31, 1999 and for the period June 2, 1998 (commencement of operations) to December 31, 1998, respectively. The Company has not accrued for or paid any incentive compensation to the Manager since inception.

    During 1999 and 1998, the Company recorded impairment losses on other investments of $750,000 and $2,500,000, respectively.

CHANGES IN FINANCIAL CONDITION

    General: Total assets as of December 31, 1999 and 1998 amounted to $132.1 million and $148.0 million, respectively. They were comprised primarily of $100.9 million and $80.7 million of CMBS and $25.2 million and $46.8 million of deposits with brokers as collateral for securities sold short, respectively.

    Total liabilities of the Company as of December 31, 1999 and 1998 amounted to $91.5 million and $108.1 million, respectively. They were comprised primarily of repurchase agreements in the amount of $64.7 million and $58.9 million and government securities sold short in the amount of $24.5 million and $45.6 million, respectively.

CAPITAL RESOURCES AND LIQUIDITY

    Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, make distributions to shareholders in amounts adequate to maintain its REIT status and for other general business purposes. The Company's primary sources of funds for liquidity consist of repurchase agreements and maturities and principal payments on securities and loans, and proceeds from sales thereof.

    In 1999, the Company sold 5 classes of CMBS for $29.0 million and the commercial mortgage loan for $11.9 million. It used the proceeds to reduce its exposure to short term repurchase agreement financing on the subordinate classes of CMBS in its portfolio.

    In 1998, the tightening of credit markets and the widening of yield spreads on CMBS in the third and fourth quarters adversely affected the liquidity position of the Company. While the Company met all obligations under its financing agreements, it was required to post additional collateral in order to meet margin calls from its lenders. In addition, in October and November 1998, the Company sold 14 classes of CMBS for $105.3 million in order to improve its liquidity.

    The proceeds from the sales of CMBS were used by the Company to reduce its borrowings under repurchase agreements. The following chart shows the outstanding principal amount of borrowings by the Company under repurchase agreements:

TABLE 7.3 -- BORROWINGS UNDER REPURCHASE AGREEMENTS

                                                    BORROWINGS UNDER
                                                  REPURCHASE AGREEMENTS
DATE                                                      ($MM)
----                                                      -----
6/30/98.........................................         $147.7
9/30/98.........................................          159.9
12/31/98........................................           58.9
3/31/99.........................................           58.7
6/30/99.........................................           71.7
9/30/99.........................................           32.2
12/31/99........................................           64.7

    The weighted average maturity of the repurchase agreements at December 31, 1999 was 19.4 days. All of the Company's repurchase agreements are with Bear Stearns.

    The Company's operating activities used cash flows of $11.5 million and $127.9 million during the year ended December 31, 1999 and for the period
June 2, 1998 to December 31, 1998, respectively. In 1999, the cash flow used was primarily for net purchases of securities -- trading. In 1998, the cash flow used was primarily for net purchases of securities -- trading and deposits with brokers as collateral for short sales.

    The Company's investing activities generated cash flows of $12.0 million for the year ended December 31, 1999 from the sale of and principal payments on the commercial mortgage loan. The Company's investing activities used cash flows totaling $16.8 million during the period June 2, 1998 to December 31, 1998 to purchase the commercial mortgage loan and mezzanine investment.

    The Company's financing activities provided $0.1 million during the year ended December 31, 1999 and consisted primarily of borrowings under repurchase agreements of $5.8 million offset by dividends paid of $3.3 million and purchase of treasury stock of $2.3 million. The Company's financing activities provided $145.3 million during the period June 2, 1998 to December 31, 1998 and consisted primarily of proceeds from the issuance of common stock of $94.7 million and borrowings under repurchase agreements of $58.9 million.

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

    The Company can avoid corporate income taxation on its earnings by distributing annually to its stockholders an amount equal to its taxable income. It is possible that the Company may experience timing differences between the actual receipt of income and the inclusion of that income in the calculation of taxable income. In the event that the cash generated by the Company's investments is insufficient to fund the distributions to stockholders that are required to maintain the Company status as a REIT, the Company may access cash reserves or seek sources of additional capital in order to fund the distributions.

    The Company has elected mark-to-market valuation treatment for its investment portfolio under Internal Revenue Code Section 475. Under this election the Company must treat all unrealized trading gains and losses as realized for income tax purposes as well as treating all trading transactions as operating gains and losses. In 1998, the operations of the Company resulted in a net operating loss of $48.1 million for income tax purposes. This net operating loss is included in the Company's calculation of 'REIT taxable income,' which significantly reduces the Company's dividend requirements for REIT distribution requirement purposes.

    Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that may have a significant effect on liquidity.

STOCKHOLDERS' EQUITY:

    Stockholders' equity as of December 31, 1999 and 1998 was $40,594,799 and $39,916,824, respectively. The stockholders' equity balance as of these dates was attributable primarily to the proceeds of the initial public offering in 1998, gain (loss) on securities trading of $2,997,828 and ($49,469,592), and a decrease of $1,907,689 and $5,982,490 due to the repurchase of stock, respectively. During the year ended December 31, 1999 and the period June 2, 1998 (commencement of operations) to December 31, 1998, the Company declared distributions of $0.80 and $0.74 per share for a total of $3,447,008 and $3,579,242, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the exposure to loss resulting from changes in interest rates, changes in spreads on CMBS, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the investments of the Company are exposed are interest rate risk and CMBS spread risk, which are highly sensitive to many factors, including market financing levels, market supply and demand, governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company.

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

    The Company's analysis of risks is based on management's experience, estimates and assumptions. These analyses rely on models of financial information, which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by the Manager may produce results that differ significantly from the estimates and assumptions used in the Company's models and the projected results shown in the following tables and in this report.

     TABLE 7.4 -- PERCENTAGE CHANGE IN EXPECTED INCOME AND PORTFOLIO VALUE
         AT DECEMBER 31, 1999 AND 1998, FROM CHANGES IN INTEREST RATES

-250 Basis Points............................      25.8%         2.9%         23.8%          2.6%
-200 Basis Points............................      22.4          2.5          18.7           2.0
-150 Basis Points............................      18.0          2.0          13.8           1.5
-100 Basis Points............................      12.8          1.4           9.1           1.0
-50 Basis Points.............................       6.8          0.7           4.5           0.5
No change....................................       0.0          0.0           0.0           0.0
+50 Basis Points.............................      -7.0         -0.7          -4.3          -0.5
+100 Basis Points............................     -14.7         -1.5          -8.4          -0.9
+150 Basis Points............................     -23.0         -2.4         -12.3          -1.3
+200 Basis Points............................     -31.7         -3.2         -16.1          -1.7
+250 Basis Points............................     -41.0         -4.1         -19.7          -2.1

---------

* Income includes expected interest income from CMBS, amortization of market discount on CMBS, net interest income on short positions in government securities and mark to market adjustments to CMBS and government securities from changes in interest rates.

** Portfolio value includes fair value estimate of CMBS and net short position in government securities.

                              -------------------
    The Company is further exposed to interest rate risk through its short term financing through repurchase agreements at rates that are based on 30-day LIBOR. The repurchase agreements into which the Company has entered are for terms of less than, or equal to 30 days. Changes in interest rates may increase the Company's cost of financing its investments. The following table demonstrates the estimated effect that changes in interest rates would have on the interest expense of the Company, based on borrowings outstanding at December 31, 1999 and 1998:

               TABLE 7.5 -- PERCENTAGE CHANGE IN INTEREST EXPENSE
               UNDER REPURCHASE AGREEMENTS FROM CHANGES IN LIBOR

                                                          1999 CHANGE IN     1998 CHANGE IN
                    CHANGE IN LIBOR                      INTEREST EXPENSE   INTEREST EXPENSE
                    ---------------                      ----------------   ----------------
-250 Basis Points......................................       -35.8%             -38.8%
-200 Basis Points......................................       -28.7              -31.1
-150 Basis Points......................................       -21.5              -23.3
-100 Basis Points......................................       -14.3              -15.5
-50 Basis Points.......................................        -7.2               -7.8
No change in LIBOR.....................................         0.0                0.0
+50 Basis Points.......................................         7.2               -7.8
+100 Basis Points......................................        14.3              -15.5
+150 Basis Points......................................        21.5              -23.3
+200 Basis Points......................................        28.7              -31.1
+250 Basis Points......................................        35.8              -38.8

    The investments of the Company are also exposed to spread risk. The price of a fixed income security is generally determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security widens (or increases), the price (or value) of the security falls. As spreads on CMBS widen, the fair value of the Company's portfolio falls. Spread widening in the market for CMBS can occur as a result of market concerns over the stability of the commercial real estate market, excess supply of CMBS, or general credit concerns in other markets. The following table demonstrates the estimated effect that changes in CMBS spreads would have on the value of the Company's CMBS portfolio at December 31, 1999 and 1998:

          TABLE 7.6 -- PERCENTAGE CHANGE IN CMBS PORTFOLIO VALUE FROM
                            CHANGES IN CMBS SPREADS

                                                        DECEMBER 31,     DECEMBER 31,
                                                       1999 CHANGE IN   1998 CHANGE IN
                                                       CMBS PORTFOLIO   CMBS PORTFOLIO
               CHANGE IN CMBS SPREADS                      VALUE            VALUE
               ----------------------                      -----            -----
-250 Basis Points....................................        8.6%            14.7%
-200 Basis Points....................................        6.9             11.5
-150 Basis Points....................................        5.2              8.4
-100 Basis Points....................................        3.4              5.5
-50 Basis Points.....................................        1.7              2.7
No change in CMBS Spreads............................        0.0              0.0
+50 Basis Points.....................................       -1.7             -2.6
+100 Basis Points....................................       -3.4             -5.1
+150 Basis Points....................................       -5.1             -7.4
+200 Basis Points....................................       -6.7             -9.7
+250 Basis Points....................................       -8.4            -11.9

    The Company enters into contracts to sell securities that it does not own at the time of the sale, at a specified price at a specified time (short sales). The Company utilizes these contracts as a means of mitigating ('hedging') the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. As the value of the Company's CMBS declines (increases) with increases (decreases) in interest rates, the value of the contract increases (decreases). There can be no guarantee, however, that the change in value of the contract will completely offset the change in value of the fixed-rate interest earning asset. These contracts involve the short sale of U.S. Treasury securities. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. If the market value of the securities involved in the short sale increases, the Company may be required to meet a 'margin call'.

    In the future the Company may utilize alternative methods of hedging such as interest swaps or futures contracts. There is no guarantee that these methods will be successful in hedging the value of the Company's portfolio and in addition these methods may increase the cost of hedging.

    At December 31, 1999 and 1998, the Company had open contracts to sell U.S. Treasury securities with face amounts totaling $25.3 million $39.8 million, respectively. Although the Company generally does not settle these contracts at expiration, but instead rolls them over into new contracts, if the Company had settled its open contracts at December 31, 1999 and 1998, the counterparty would have been required to pay the Company $198,347 and $175,343, respectively.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    Exhibits

21.1 -- Subsidiaries of the Company as of March 16, 2000
27.1 -- Financial Data Schedule -- For the period ended
        December 31, 1999*

    (a) Reports on Form 8-K filed during the quarter ended December 31, 1999

(1) -- Form 8-K filed on November 24, 1999, announcing the authorization to extend and repurchase additional shares of treasury stock.

---------

*  Filed herewith

                       CLARION COMMERCIAL HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.                                  F-2
Consolidated Financial Statements:

    Consolidated Statements of Financial Condition at
     December 31, 1999 and 1998.............................   F-3

    Consolidated Statements of Operations for the year ended
     December 31, 1999 and for the period June 2, 1998
     (Commencement of Operations) to December 31, 1998......   F-4

    Consolidated Statements of Changes in Stockholders'
     Equity for the year ended December 31, 1999 and for the
     period June 2, 1998 (Commencement of Operations) to
     December 31, 1998......................................   F-5

    Consolidated Statements of Cash Flows for the year ended
     December 31, 1999 and for the period June 2, 1998
     (Commencement of Operations) to December 31, 1998......   F-6

    Notes to Consolidated Financial Statements..............   F-7

    All schedules have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Clarion Commercial Holdings, Inc.
New York, New York

    We have audited the accompanying consolidated statements of financial condition of Clarion Commercial Holdings, Inc. and Subsidiaries (together, the 'Company') as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1999 and for the period June 2, 1998 (commencement of operations) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Clarion Commercial Holdings, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1999 and the period June 2, 1998 (commencement of operations) to December 31, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP


New York, New York
March 15, 2000

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                                  ----           ----
                           ASSETS
Cash and cash equivalents...................................  $  1,143,182   $    565,684
Securities -- trading, at fair value........................   100,893,785     80,731,788
Commercial mortgage loan receivable.........................       --          12,949,224
Other investments...........................................     4,106,250      4,856,250
Deposits with brokers as collateral for securities sold
  short.....................................................    25,191,059     46,830,041
Accrued interest receivable and other assets................       735,775      2,089,891
                                                              ------------   ------------
    Total assets............................................  $132,070,051   $148,022,878
                                                              ------------   ------------
                                                              ------------   ------------
                        LIABILITIES
Repurchase agreements.......................................  $ 64,691,000   $ 58,924,000
Government securities sold short............................    24,518,159     45,578,695
Dividends payable...........................................       839,356        689,348
Treasury stock payable......................................       184,123        577,851
Other liabilities...........................................     1,242,614      2,336,160
                                                              ------------   ------------
    Total liabilities.......................................    91,475,252    108,106,054
                                                              ------------   ------------
                    STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 25,000,000 shares
  authorized; no shares issued..............................       --             --
Class A common stock, par value $.001 per share 74,000,000
  shares authorized; 5,000,750 issued; 4,173,380 and
  4,451,050 shares outstanding in 1999 and 1998,
  respectively..............................................         5,001          5,001
Class B common stock, par value $.001 per share 1,000,000
  shares authorized; 175,000 issued and outstanding.........           175            175
Additional paid-in capital..................................    98,197,339     98,197,339
Net loss and distributions..................................   (49,717,537)   (52,303,201)
Treasury stock -- (827,370 and 549,700 shares in 1999 and
  1998, respectively), at cost..............................    (7,890,179)    (5,982,490)
                                                              ------------   ------------
Total stockholders' equity..................................    40,594,799     39,916,824
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $132,070,051   $148,022,878
                                                              ------------   ------------
                                                              ------------   ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              FOR THE PERIOD
                                                                               JUNE 2, 1998
                                                              FOR THE YEAR   (COMMENCEMENT OF
                                                                 ENDED        OPERATIONS) TO
                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1999             1998
                                                              ------------   ----------------
Income:
    Interest income from securities -- trading..............  $10,817,837      $ 12,580,589
    Interest income from commercial mortgage loan...........      702,699           560,452
    Income from other investments...........................      540,812           316,903
    Interest income from cash and cash equivalents..........       64,183            42,521
                                                              -----------      ------------
        Total income........................................   12,125,531        13,500,465
                                                              -----------      ------------
Expenses:
    Interest................................................    6,046,282         8,571,422
    Management fee..........................................      575,928           495,596
    Other expenses..........................................      765,811         1,187,815
                                                              -----------      ------------
        Total expenses......................................    7,388,021        10,254,833
                                                              -----------      ------------
Other operating gains and losses:
    Gain (loss) from securities -- trading..................    2,997,828       (49,469,592)
    Loss on commercial mortgage loan receivable.............     (952,666)         --
    Loss on other investments...............................     (750,000)       (2,500,000)
                                                              -----------      ------------
        Total other operating gains (losses)................    1,295,162       (51,969,592)
                                                              -----------      ------------
Net income (loss)...........................................  $ 6,032,672      $(48,723,960)
                                                              -----------      ------------
                                                              -----------      ------------
Net income (loss) per share:
    Basic...................................................        $1.33            $(9.93)
                                                              -----------      ------------
                                                              -----------      ------------
    Diluted.................................................        $1.33            $(9.93)
                                                              -----------      ------------
                                                              -----------      ------------
Weighted average shares:
    Basic...................................................    4,520,004         4,905,778
                                                              -----------      ------------
                                                              -----------      ------------
    Diluted.................................................    4,520,004         4,905,778
                                                              -----------      ------------
                                                              -----------      ------------

  The acccompanying notes are an integral part of these consolidated financial statements.

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD JUNE 2, 1998
               (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1998

                                  COMMON STOCK
                                -----------------     ADDITIONAL      NET INCOME AND    TREASURY
                                CLASS A   CLASS B   PAID-IN CAPITAL   DISTRIBUTIONS       STOCK         TOTAL
                                -------   -------   ---------------   -------------       -----         -----
Balance at June 2, 1998.......  $    1     $--        $    14,999      $    --         $    --       $     15,000
Issuance of common stock:
    Class A...................   5,000      --         94,682,515           --              --         94,687,515
    Class B...................    --        175         3,499,825           --              --          3,500,000
Dividends declared:
    Class A common stock......    --        --            --             (3,475,991)        --         (3,475,991)
    Class B common stock......    --        --            --               (103,250)        --           (103,250)
Net loss......................    --        --            --            (48,723,960)        --        (48,723,960)
Treasury stock purchases......    --        --            --                --          (5,982,490)    (5,982,490)
                                ------     ----       -----------      ------------    -----------   ------------
Balance at December 31,
  1998........................   5,001      175        98,197,339       (52,303,201)    (5,982,490)    39,916,824
Dividends declared:
    Class A common stock......    --        --            --             (3,447,008)        --         (3,447,008)
    Class B common stock......    --        --            --                --              --             --
Net income....................    --        --            --              6,032,672         --          6,032,672
Treasury stock purchases......    --        --            --                --          (1,950,189)    (1,950,189)
Issuance of stock from
  treasury....................    --        --            --                --              42,500         42,500
                                ------     ----       -----------      ------------    -----------   ------------
Balance at December 31,
  1999........................  $5,001     $175       $98,197,339      $(49,717,537)   $(7,890,179)  $ 40,594,799
                                ------     ----       -----------      ------------    -----------   ------------
                                ------     ----       -----------      ------------    -----------   ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE PERIOD
                                                                               JUNE 2, 1998
                                                              FOR THE YEAR     (COMMENCEMENT
                                                                 ENDED       OF OPERATIONS) TO
                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1999             1998
                                                                  ----             ----
Cash flows from operating activities:
    Net income (loss).......................................  $  6,032,672     $ (48,723,960)
Adjustments to reconcile net income (loss) to net cash used
  by Operating activities:
    Discount accretion, net.................................      (580,936)         (276,391)
    Issuance of shares from treasury for directors' fees....        42,500            --
    Change in unrealized (gain) loss on
      securities-trading....................................    (3,672,396)       18,937,803
    Change in unrealized (gain) loss on government
      securities sold short.................................    (2,867,417)        1,821,042
    Loss on other investments...............................       750,000         2,500,000
    Decrease (increase) in accrued interest receivable &
      other assets..........................................     1,354,116        (2,089,891)
    (Decrease) increase in other liabilities................    (1,093,546)        2,336,160
    Loss on commercial mortgage loan receivable.............       952,666            --
    Purchase of securities-trading..........................   (50,941,888)     (222,588,765)
    Sale of securities-trading..............................    35,033,223       123,218,096
    Decrease (increase) in deposits with broker as
      collateral for securities sold short..................    21,638,982       (46,830,041)
    (Decrease) increase in government securities sold
      short.................................................   (18,193,119)       43,757,652
                                                              ------------     -------------
Net cash used by operating activities.......................   (11,545,143)     (127,938,295)
                                                              ------------     -------------
Cash flows from investing activities:
    Investment in commercial mortgage loan receivable.......        --           (12,971,754)
    Principal payments received on commercial mortgage
      loan..................................................       152,282           --
    Proceeds from sale of commercial mortgage loan
      receivable............................................    11,844,276           --
    Investment in other assets..............................        --            (3,856,250)
                                                              ------------     -------------
Net cash provided (used) by investing activities............    11,996,558       (16,828,004)
                                                              ------------     -------------
Cash flows from financing activities:
    Borrowings under reverse repurchase agreements, net.....     5,767,000        58,924,000
    Dividends paid..........................................    (3,297,000)       (2,889,893)
    Purchases of treasury stock.............................    (2,343,917)       (5,404,639)
    Proceeds from issuance of common stock, net of offering
      costs.................................................        --            94,687,515
                                                              ------------     -------------
Net cash provided by financing activities...................       126,083       145,316,983
                                                              ------------     -------------
Net increase in cash and cash equivalents...................       577,498           550,684
    Cash and cash equivalents at beginning of period........       565,684            15,000
                                                              ------------     -------------
    Cash and cash equivalents at end of period..............  $  1,143,182     $     565,684
                                                              ------------     -------------
                                                              ------------     -------------
Supplemental information:
    Interest paid...........................................  $  6,742,427     $   7,141,976
                                                              ------------     -------------
                                                              ------------     -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

    In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated statement of financial condition and the reported amounts of revenues and expenses for the period covered. Actual results could differ from those estimates and assumptions. Significant estimates in the financial statements include the valuation of the Company's investments in mortgage-backed securities and other investments.

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

SHORT SALES

    The Company enters into contracts to sell securities that it does not own at the time of the sale, at a specified price at a specified time (short sales). The Company utilizes these contracts as a means of mitigating ('hedging') the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. These contracts involve the sale of U.S. Treasury securities borrowed from a broker. The broker retains the proceeds from the sale until the Company replaces the borrowed securities. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates; the Company does not anticipate nonperformance by any counterparty. If the market value of the securities involved in the short sale increases, the Company may be required to meet a 'margin call'. The Company accounts for its liability to return the borrowed securities under short sales contracts at their market values, with unrealized gains or losses recorded in earnings. Income earned on the proceeds on deposit with brokers is included in interest income from securities -- trading and interest due under the short sales is included in interest expense.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

COMMERCIAL MORTGAGE LOAN

    The Company's investment in a commercial mortgage loan was carried at amortized cost until March 1999 when the loan was deemed 'held for sale' and marked to the lower of cost or market. Interest income was recognized as it became receivable. Prior to the loan being deemed 'held for sale', the Company periodically evaluated the collectibility of both interest and principal on the loan to determine whether such loan was impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a loan is determined to be impaired, a loss accrual is recorded through income, determined by discounting the expected future cash flows at the loan's effective interest rate or, for practical purposes, from the estimated fair value of the collateral. The loan was sold in 1999 (See Note 4).

OTHER INVESTMENTS

    The Company's 10% interest in Clarion Capital, LLC (the 'Manager') and the preferred interest in a limited partnership are accounted for at cost, with income from distributions recognized as distributions are declared. The Company periodically reviews these investments for other-than-temporary impairment. Any such impairment is recognized in income by reducing the investment to its estimated fair value.

COMPREHENSIVE INCOME

    SFAS No. 130, 'Reporting Comprehensive Income' defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. The Company had no items of other comprehensive income during 1999 or 1998, so its net income (loss) was the same as its comprehensive income (loss).

NEW ACCOUNTING PRONOUNCEMENT

    Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities' ('SFAS 133') establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a hedge exposure to variable cash flows of a forecasted transaction. The accounting for changes in the fair value of a derivative (e.g. through earnings or outside earnings, through comprehensive income) depends on the intended use of the derivative and the resulting designation.

    The Company is required to implement SFAS 133 on January 1, 2001. Company management is evaluating the impact that this statement will have on its hedging strategies. Based on the company's current hedging strategies, management believes that implementation of SFAS 133 would have no impact on the Company's financial statements.

NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed in accordance with Statement of Financial Accounting Standards ('SFAS') No. 128, 'Earnings Per Share', and is calculated on the basis of the weighted average number of common shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    For the year ended December 31, 1999 and for the period June 2, 1998 (commencement of operations) to December 31, 1998, diluted net income (loss) per share were the same as basic net income (loss) per share, because all outstanding stock options were antidilutive.

DIVIDENDS

    On January 15, 1999, the Company made a distribution of $0.15 per share to stockholders of record at the close of business on December 31, 1998. On April 15, 1999, the Company made a distribution of $0.20 per share to stockholders of record at the close of business on March 31, 1999. On July 15, 1999, the Company made a distribution of $0.20 per share to stockholders of record at the close of business on June 30, 1999. On October 15, 1999, the Company made a distribution of $0.20 per share to stockholders of record at the close of business on September 30, 1999. On January 18, 2000, the Company made a distribution of $0.20 per share to stockholders of record at the close of business on December 31, 1999. No portion of these distributions is expected to be either a return of capital or a capital gain for income tax purposes.

    The Company distributed $0.59 per share during the period June 2, 1998 to December 31, 1998. These distributions were deemed to be a return of capital by the Company to its shareholders.

INCOME TAXES

    The Company has elected to be taxed as a Real Estate Investment Trust ('REIT') and complies with the provisions of the Internal Revenue Code of 1986, as amended (the 'Code'), with respect thereto. Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met.

    The Company has elected mark-to-market valuation treatment for its investment portfolio under Code Section 475. Under this election, the Company must treat all unrealized trading gains and losses as realized for income tax purposes as well as treating all trading transactions as operating gains and losses. In 1998, the operations of the Company resulted in a net operating loss of $48.1 million for income tax purposes. This net operating loss is included in the Company's calculation of 'REIT taxable income', which significantly reduces the Company's dividend requirements for REIT distribution requirement purposes.

RECLASSIFICATIONS

    Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

NOTE 3: SECURITIES -- TRADING AND SHORT SALES

    The Company's securities-trading consist of CMBS with an estimated fair market value of $100,893,786 and $80,731,788 and an amortized cost of $116,159,193 and $99,669,591 at December 31, 1999 and 1998, respectively, resulting in an unrealized loss of $15,265,407 and $18,937,803 at those dates, respectively. The Company's CMBS are pledged as collateral for borrowings under repurchase agreements (See Note 8).

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The aggregate estimated fair value by underlying credit rating of the Company's CMBS at December 31, 1999 and 1998 are as follows:

                                       DECEMBER 31, 1999       DECEMBER 31, 1998
                                     ----------------------   -------------------
                                     ESTIMATED FAIR   % OF     ESTIMATED    % OF
SECURITY RATING                          VALUE        TOTAL   FAIR VALUE    TOTAL
---------------                          -----        -----   ----------    -----
AAA................................   $ 24,993,295     24.8%  $   --         --%
BBB................................     37,538,397     37.2       --         --
BB.................................     17,547,932     17.4    58,252,658    72.2
B..................................     14,365,174     14.2    15,695,359    19.4
B-.................................      2,461,145      2.4     2,819,988     3.5
NR.................................      3.987,849      4.0     3,963,783     4.9
                                      ------------    -----   -----------   -----
                                      $100,893,792    100.0%  $80,731,788   100.0%
                                      ------------    -----   -----------   -----
                                      ------------    -----   -----------   -----

    As of December 31, 1999 and 1998, the mortgage loans underlying the CMBS interests held by the Company were secured by properties of the types and in the states identified below:

                      DECEMBER 31, 1999
                -----------------------------
PROPERTY TYPE   PERCENTAGE(1)       STATE      PERCENTAGE(1)
-------------   -------------       -----      -------------
Retail              32.5%            CA            21.9%
Multifamily         22.3             NY            13.5
Hotel               19.6             TX            10.6
Office              18.8             NJ             7.2
Industrial           3.7             MO             5.8
Other                3.1        All others(2)      41.0

                      DECEMBER 31, 1998
                -----------------------------
PROPERTY TYPE   PERCENTAGE(1)       STATE      PERCENTAGE(1)
-------------   -------------       -----      -------------
Retail              25.7%            CA            23.9%
Office              22.6             TX            13.0
Multifamily         21.2             FL             6.8
Hotel               18.7             NY             6.0
Other               11.8        All others(2)      50.3

---------

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.

(2) No other state comprises more than 5% of the total.

                              -------------------
    The weighted average unpaid principal balance of loans underlying the CMBS investments of the Company that are more than 60 days delinquent is 0.09% and 0.44% of the unpaid principal balance of the collateral as December 31, 1999 and 1998, respectively.

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

    At December 31, 1999 and 1998, the un-leveraged, un-hedged, weighted average yield to maturity of the Company's CMBS portfolio was 10.56% and 12.34%, respectively. If losses on loans underlying the Company's CMBS investments exceed the Company's original loss estimates, the Company may be required to reduce the projected yields it uses to estimate interest income. The Company currently believes that its loss estimates and yields are appropriate.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The yield to maturity on the Company's CMBS interests depends on, among other things, the rate and timing of principal payments, the pass-through rate and interest rate fluctuations. The subordinated CMBS interests owned by the Company provide credit support to the more senior interests of the related securitization. Cash flow from the mortgages underlying the CMBS interests generally is allocated first to the senior interests, with the most senior interest having a priority entitlement to cash flow. Remaining cash flow is allocated generally among the other CMBS interests in order of their relative seniority. To the extent that there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinate CMBS interest will bear this loss first. To the extent there are losses in excess of the most subordinated interest's stated entitlement to principal and interest, then the remaining CMBS interests will bear such losses in order of their relative subordination. There is, therefore no assurance that the yield to maturity discussed above will be achieved.

    At December 31, 1999 and 1998, the Company had open contracts to sell U.S. Treasury securities with face amounts totaling $25.3 million and $39.8 million and a fair value of $24.5 million and $45.6 million, respectively. Although the Company generally does not settle these contracts at expiration, but instead rolls them over into new contracts, if the Company had settled its open contracts at December 31, 1999 and 1998, the counterparty would have been required to pay the Company $198,347 and $175,343, respectively.

    The unrealized gain (loss) on these contracts at December 31, 1999 and 1998 was $2,867,415 and ($1,821,042), respectively, which is included in gain (loss) from securities-trading in the statement of operations. During the year ended December 31, 1999 and the period June 2, 1998 to December 31, 1998, the Company recorded realized gains (losses) of $2,532,581 and ($10,774,778) from settled contracts, respectively. The Company earned interest of $2,004,101 and $3,685,658 on short sale contracts and incurred interest expense of $2,689,491 and $4,188,171 on the short sales proceeds held by brokers for the year ended December 31, 1999 and for the period June 2, 1998 to December 31, 1998, respectively.

    The composition of the portfolio of securities shown above should not be considered indicative of the composition of the portfolio that might be expected in the future.

NOTE 4: COMMERCIAL MORTGAGE LOAN

    The commercial mortgage loan was deemed 'held for sale' in March of 1999 and therefore the Company recorded a provision to adjust the loan to market value as of March 31, 1999 and again at June 30, 1999. The provisions reduced the carrying value of the loan by $1.0 million at March 31, 1999 and by an additional $0.6 million at June 30, 1999. Subsequently in 1999, the Company disposed of the loan for proceeds of $11.9 million, which was $0.6 million in excess of its carrying value at that time. The Company therefore realized a net loss of $1.0 million on the provisions and disposition in 1999. The investment was a first mortgage loan secured by The OMNI Hotel in Newport News, Virginia.

NOTE 5: COMMON STOCK

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

    On June 30, 1998, the Board of Directors of Clarion authorized a program to repurchase up to 400,000 shares of Class A Common Stock (the 'Stock Repurchase Program'). Pursuant to the Stock Repurchase Program, purchases of Class A Common Stock have been and will be made at the sole discretion of management in the open market or in privately negotiated transactions until the earlier to occur of (i) the date on which the Company acquires, in the aggregate, 400,000 shares of Class A Common Stock, or (ii) June 30, 1999. On September 8, 1998, the Board of Directors authorized management to repurchase an additional 400,000 shares prior to September 30, 1999, at a price not to exceed $13.60. On November 17, 1999, the Board of Directors authorized management to repurchase an additional 400,000 shares and extended the program to September 30, 2000, at a price not to exceed $8.75. Through December 31, 1999, the Company acquired a total of 831,900 shares in the open market at a cost of $7,932,679.

NOTE 6: TRANSACTIONS WITH AFFILIATES

    Clarion has entered into a Management Agreement (the 'Management Agreement') with the Manager, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of Clarion's Board of Directors. The Company pays the Manager an annual base management fee equal to 1% of the Company's average stockholders' equity.

    The Company will also pay the Manager, as incentive compensation, an amount equal to 25% of the Adjusted Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to 2.5% over the Ten-Year U.S. Treasury.

    In accordance with the terms of the Management Agreement, the Company paid $575,928 and $495,596 in base management fees for the year ended December 31, 1999 and for the period June 2, 1998 (commencement of operations) to December 31, 1998, respectively. The Company has not accrued for, or paid, the Manager any incentive compensation since inception.

    During 1998, the Company determined that its investment in the Manager was impaired and, accordingly, reduced the carrying amount of its investment in the Manager to its estimated fair value, $1,000,000. During 1999, the Company further reduced the carrying amount of its investment to $250,000.

NOTE 7: STOCK INCENTIVE PLAN

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

    On June 2, 1998, pursuant to the 1998 Stock Incentive Plan, options to purchase 350,000 shares of Class A Common Stock were granted. 178,250 options were granted to certain officers and directors of the Company, and 171,750 options were granted to certain officers and employees of the Manager and

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

its affiliates who are not officers and directors of the Company. The exercise price of these options is $20 per share. The remaining contractual life of each option is approximately nine years as of December 31, 1999. One third of the options vested on June 30, 1998, one third on June 30, 1999. The remaining options vest on June 30, 2000. No options were exercised or expired during 1999 and 1998.

    The Company considers its officers and directors to be employees for the purpose of stock option accounting. The Company adopted the disclosure-only provisions of SFAS No. 123, 'Accounting for Stock-Based Compensation' for stock issued to employees. Accordingly, no compensation cost for the estimated fair value of the 178,250 options ($0.75 per option grant, or a total of $133,210) issued to employees under the 1998 Stock Incentive Plan has been recorded, consistent with the provisions of SFAS No. 123. For the Company's pro forma net earnings, the compensation cost will be amortized over the vesting period of the options. The Company's 1999 and 1998 net income (loss) per share would have been changed to the pro forma amounts indicated below:

                                       DECEMBER 31, 1999            DECEMBER 31, 1998
                                    ------------------------   ---------------------------
                                    AS REPORTED   PRO FORMA    AS REPORTED     PRO FORMA
                                    -----------   ---------    -----------     ---------
Net income (loss).................  $6,032,672    $5,999,370   $(48,723,960)  $(48,801,666)
Income(loss) per share............       $1.33         $1.33         $(9.93)        $(9.95)

    For the 171,750 options issued to non-employees under the 1998 Stock Option Plan, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company to the vesting date, the Company estimates the fair value of the non-employee options at each period end up to the vesting date, and adjusts expensed amounts accordingly. The 57,250 options that vested on June 30, 1998 had an estimated fair value at that date of $0.10 per option grant, or a total of $5,725. The remaining 114,500 non-employee options, which vest in 1999 and 2000, were deemed to have nominal value as of December 31, 1999 and 1998.

    The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: dividend yield of 12% at June 2, 1998 and 15.6% at June 30, 1998, expected volatility of 25%, risk-free interest rate of 5.79% at June 2, 1998 and 5.63% at June 30, 1998, and expected lives of ten years.

    During the year ended December 31, 1999, the Company issued 4,530 shares of Class A Common Stock, with a value of $42,500, to the three independent members of the Board of Directors as partial compensation for their services. These shares were issued out of treasury stock at a cost that approximated their fair value at the time of issuance. This cost is based on the average cost of the treasury stock repurchased by the Company through December 31, 1999.

    On January 2, 2000, 919 shares of Class A Common Stock, with a value of $7,500, were issued to the three independent members of the Board of Directors as partial compensation for their services during 1999. In addition, on January 2, 2000, 3,250 shares of Class A Common Stock, with a value of $25,188, were issued to certain officers of the Company and 4,750 shares of Class A Common Stock, with a value of $36,812 were issued to certain officers and employees of the Manager who are not officers and directors of the Company for their services during 1999. The accrual of the fair value of the shares issued in 2000 is reflected in other liabilities at December 31, 1999.

NOTE 8: REPURCHASE AGREEMENTS

    The Company has entered into repurchase agreements with Bear Stearns to finance a portion of its investments. As of December 31, 1999 and 1998, the Company had entered into repurchase agreements in the amounts of $64,691,000 and $58,924,000, respectively. The weighted average maturity of the agreements as of December 31, 1999 and 1998, were 19.4 days and 12.2 days, respectively, with no agreement having a maturity greater than 28 days and 14 days, respectively. The weighted average interest rate of the agreements as of December 31, 1999 and 1998, was 6.98% and 6.44%, respectively

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and is a variable rate based on one-month LIBOR plus a weighted average spread of 0.60% and 0.89%, respectively. At the maturity of each repurchase agreement, the agreement is reset to reflect any changes in the 30-day LIBOR rate. The repurchase agreements are collateralized by the Company's portfolio of CMBS investments.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

    As discussed above, the Company's portfolio of CMBS securities and its liabilities under short sales contracts are carried at estimated fair value. Company management believes that the fair value of its government securities, deposits with brokers as collateral for securities sold short, commercial mortgage loan in 1998, cash and cash equivalents, and repurchase agreements approximates their carrying values, due to the short-term nature of the instruments or the fact that their terms approximate current market terms.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10: SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

    The following is a summarized presentation of quarterly results of operations:

                               FOR THE PERIOD
                                JUNE 2, 1998
                               (COMMENCEMENT       FOR THE          FOR THE         FOR THE         FOR THE         FOR THE
                               OF OPERATIONS)   QUARTER ENDED    QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED
                                TO JUNE 30,     SEPTEMBER 30,    DECEMBER 31,      MARCH 31,       JUNE 30,      SEPTEMBER 30,
                                    1998             1998            1998            1999            1999             1999
                                    ----             ----            ----            ----            ----             ----
Income:
   Interest income from
  securities -- trading(1)...    $1,634,769      $  7,358,168     $ 3,587,652     $2,715,042      $2,978,661       $2,855,674
   Income from commercial
    mortgage loan............        72,790           231,599         256,063        235,240         236,810          230,649
   Income from other
    investments..............        30,858           150,776         135,269        133,683         134,937          136,185
   Interest income from cash
    and cash equivalents.....        14,454            16,372          11,695         13,374          14,701           28,961
                                 ----------      ------------     -----------     ----------      ----------       ----------
Total income.................     1,752,871         7,756,915       3,990,679      3,097,339       3,365,109        3,251,469
                                 ----------      ------------     -----------     ----------      ----------       ----------
Expenses:
   Interest(1)...............       820,724         5,544,220       2,206,478      1,588,128       1,818,148        1,700,119
   Management fee............        79,360           241,326         174,910        144,892         150,570          144,329
Other expenses...............        20,295         1,001,661         165,859        177,943         216,344          139,939
                                 ----------      ------------     -----------     ----------      ----------       ----------
   Total expenses............       920,379         6,787,207       2,547,247      1,910,963       2,185,062        1,984,387
                                 ----------      ------------     -----------     ----------      ----------       ----------
Other operating gains and
 losses:
   Gain (loss) from
    securities -- trading(1).       (75,795)      (49,140,545)       (253,252)     1,519,984       1,306,807          210,004
   Gain (loss) from
    commercial loan(2).......             0                 0               0       (925,000)       (575,633)         549,467
   Loss on other
    investments(3)...........             0                 0      (2,500,000)             0               0                0
                                 ----------      ------------     -----------     ----------      ----------       ----------
Total other operating gains
 (losses)....................       (75,795)      (49,140,545)     (2,753,252)       594,984         731,174          759,471
                                 ----------      ------------     -----------     ----------      ----------       ----------
Net income (loss)............    $  756,697      $(48,170,837)    $(1,309,820)    $1,781,360      $1,911,221       $2,026,553
                                 ----------      ------------     -----------     ----------      ----------       ----------
                                 ----------      ------------     -----------     ----------      ----------       ----------
Net income (loss) per share:
   Basic.....................         $0.15            $(9.80)         $(0.27)         $0.39           $0.42            $0.45
                                      -----            ------          ------          -----           -----            -----
                                      -----            ------          ------          -----           -----            -----
   Diluted...................         $0.15            $(9.80)         $(0.27)         $0.39           $0.42            $0.45
                                      -----            ------          ------          -----           -----            -----
                                      -----            ------          ------          -----           -----            -----
Weighted average shares
   Basic.....................     5,172,109         4,916,584       4,808,751      4,620,069       4,548,694        4,497,649
                                 ----------      ------------     -----------     ----------      ----------       ----------
                                 ----------      ------------     -----------     ----------      ----------       ----------
   Diluted...................     5,172,109         4,916,584       4,808,751      4,620,069       4,548,694        4,497,649
                                 ----------      ------------     -----------     ----------      ----------       ----------
                                 ----------      ------------     -----------     ----------      ----------       ----------


                                  FOR THE
                               QUARTER ENDED
                               DECEMBER 31,
                                   1999
                                   ----
Income:
   Interest income from
  securities -- trading(1)...   $2,268,460
   Income from commercial
    mortgage loan............            0
   Income from other
    investments..............      136,007
   Interest income from cash
    and cash equivalents.....        7,147
                                ----------
Total income.................    2,411,614
                                ----------
Expenses:
   Interest(1)...............      939,887
   Management fee............      136,137
Other expenses...............      231,585
                                ----------
   Total expenses............    1,307,609
                                ----------
Other operating gains and
 losses:
   Gain (loss) from
    securities -- trading(1).      (38,967)
   Gain (loss) from
    commercial loan(2).......       (1,500)
   Loss on other
    investments(3)...........     (750,000)
                                ----------
Total other operating gains
 (losses)....................     (790,467)
                                ----------
Net income (loss)............   $  313,538
                                ----------
                                ----------
Net income (loss) per share:
   Basic.....................        $0.07
                                     -----
                                     -----
   Diluted...................        $0.07
                                     -----
                                     -----
Weighted average shares
   Basic.....................    4,438,720
                                ----------
                                ----------
   Diluted...................    4,438,720
                                ----------
                                ----------

---------

(1) Results for the quarter ended September 30, 1998 reflect unrealized losses on the CMBS portfolio due to declines in market values during the period. A substantial portion of the CMBS portfolio was sold in the fourth quarter of 1998, resulting in decreases in interest income and interest expense from the related financing.

(2) The commercial mortgage loan was deemed to be held for sale in the first quarter of 1999, and its carrying value reduced to estimated fair value. An additional reduction was recorded in the second quarter of 1999. The loan was sold in the third quarter of 1999 for an amount in excess of its then carrying value.

(3) The Company wrote down its investment in the Manager to its estimated fair value in the quarter ended December 31, 1998. An additional write-down was recorded in the fourth quarter of 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CLARION COMMERCIAL HOLDINGS, INC.

                                          By:      /S/ FREDRICK D. ARENSTEIN
                                               .................................

                                                    FREDRICK D. ARENSTEIN
                                               TREASURER AND CHIEF ACCOUNTING
                                                           OFFICER

Dated: March 25, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
           /s/ DANIEL S. HEFLIN             Chief Executive Officer and Director    March 29, 2000
 .........................................    (principal executive officer)
            (DANIEL S. HEFLIN)

        /s/ FRANK L. SULLIVAN, JR.          Chairman of the Board and Director      March 29, 2000
 .........................................
         (FRANK L. SULLIVAN, JR.)

         /s/ STEPHEN C. ASHEROFF            Director                                March 29, 2000
 .........................................
          (STEPHEN C. ASHEROFF)

           /s/ STEVEN N. FAYNE              Director                                March 29, 2000
 .........................................
            (STEVEN N. FAYNE)

           /s/ HAROLD E. ROSEN              Director                                March 29, 2000
 .........................................
            (HAROLD E. ROSEN)




