Form 10-Q
period 2000-03-31
CLARION COMMERCIAL HOLDINGS INC
filed 2000-05-15
CIK 1056880

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


                  For the quarterly period ended March 31, 2000

                         Commission File Number: 1-14167

                        CLARION COMMERCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          Maryland                                  13-3988895
-------------------------------------------------------------------------------
(State or other jurisdiction of
 incorporation or organization)            (I.R.S. Employer Identification No.)

       335 Madison Avenue,
       New York, New York                               10017
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

                                    Yes (X) No (  )

As of May 11, 2000, 4,061,019 shares of Class A Common Stock ($.001 par value) were outstanding.

                        CLARION COMMERCIAL HOLDINGS, INC.
                                    FORM 10-Q



                                      INDEX

PART I      FINANCIAL INFORMATION........................................................................3

   Item 1:     Financial Statements......................................................................3
      Consolidated Statements of Financial Condition.....................................................3
      Consolidated Statements of Operations..............................................................4
      Consolidated Statement of Changes in Stockholders' Equity..........................................5
      Consolidated Statements of Cash Flows..............................................................6
      NOTES TO FINANCIAL STATEMENTS......................................................................7

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

   Item 3. Defaults Upon Senior Securities..............................................................15

   Item 4. Submission of Matters to a Vote of Security Holders..........................................15

   Item 5. Other Information............................................................................15

   Item 6. Exhibits and Reports on Form 8-K.............................................................15

SIGNATURES..............................................................................................15

                         PART I FINANCIAL INFORMATION

Item 1: Financial Statements

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                            MARCH 31,          DECEMBER 31,
                                                                                              2000                1999
                                                                                      -----------------------------------------
                                          ASSETS

Cash and cash equivalents                                                                   $   17,404,242      $    1,143,182
Securities - trading, at fair value                                                             75,419,198         100,893,785

Other investments                                                                                4,106,250           4,106,250
Deposits with brokers as collateral for securities sold short                                   24,952,600          25,191,059
Accrued interest receivable and other assets                                                       967,610             735,775
                                                                                      -----------------------------------------

      Total assets                                                                          $  122,849,900      $  132,070,051
                                                                                      =========================================

                                        LIABILITIES

Repurchase agreements                                                                       $   55,919,000      $   64,691,000
Government securities sold short                                                                25,854,243          24,518,159
Dividends payable                                                                                  812,204             839,356
Treasury stock payable                                                                                   -             184,123
Other liabilities                                                                                1,044,548           1,242,614
                                                                                      -----------------------------------------

      Total liabilities                                                                         83,629,995          91,475,252
                                                                                      -----------------------------------------

                                   STOCKHOLDERS' EQUITY

Preferred Stock, par value $.01 per share, 25,000,000 shares
    Authorized; no shares issued                                                                         -                   -
Class A Common Stock, par value $.001 per share, 74,000,000 shares
    Authorized; 5,175,750 and 5,000,750 issued; 4,061,019 and 4,173,380 shares
    Outstanding on March 31, 2000 and December 31, 1999, respectively                                5,176               5,001
Class B Common Stock, par value $.001 per share, 1,000,000 shares
    Authorized; 175,000 shares  issued and outstanding on December 31, 1999;
    Converted to Class A shares January 1, 2000                                                          -                 175
Additional paid-in capital                                                                      98,197,339          98,197,339
Net loss and distributions                                                                     (48,839,778)        (49,717,537)
Treasury stock - (1,114,731 and 827,370 shares on March 31, 2000 and
    December 31, 1999, respectively), at cost                                                  (10,142,832)         (7,890,179)
                                                                                      -----------------------------------------
Total stockholders' equity                                                                      39,219,905          40,594,799
                                                                                      -----------------------------------------

      Total liabilities and stockholders' equity                                           $    22,849,900       $ 132,070,051
                                                                                      =========================================

              The acccompanying notes are an integral part of these
                       consolidated financial statements.

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (UNAUDITED)

                                                                                 MARCH 31,            MARCH 31,
                                                                                   2000                 1999

                                                                           ------------------------------------------
 Income:
     Interest income from securities - trading                                   $    2,806,800       $    2,715,042
     Interest income from commercial mortgage loan                                            -              235,240
     Income from other investments                                                      134,403              133,683
     Interest income from cash and cash equivalents                                       7,334               13,374
                                                                           ------------------------------------------
        Total income                                                                  2,948,537            3,097,339
                                                                           ------------------------------------------

 Expenses:
     Interest                                                                         1,327,413            1,588,128
     Management fee                                                                     128,864              144,892
     Other expenses                                                                     166,461              177,943
                                                                           ------------------------------------------

        Total expenses                                                                1,622,738            1,910,963
                                                                           ------------------------------------------

 Other operating gains and losses:
     Gain/(loss)  from securities-trading                                               364,164            1,519,984
     Provision to adjust commercial mortgage loan to market value                             -             (925,000)
                                                                           ------------------------------------------

        Total other operating gains                                                     364,164              594,984
                                                                           ------------------------------------------

 Net Income                                                                      $    1,689,963        $   1,781,360
                                                                           ==========================================

 Net Income per share:
     Basic                                                                       $         0.41        $        0.39
                                                                           ==========================================

     Diluted                                                                     $         0.41        $        0.39
                                                                           ==========================================

 Weighted average shares
     Basic                                                                            4,081,872            4,620,069
                                                                           ==========================================

     Diluted                                                                          4,081,872            4,620,069
                                                                           ==========================================


       The acccompanying notes are an integral part of these consolidated financial statements.

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                         COMMON STOCK         ADDITIONAL     NET INCOME
                                   --------------------------   PAID-IN          AND          TREASURY
                                    CLASS A    CLASS B          CAPITAL     DISTRIBUTIONS       STOCK          TOTAL
                                   ---------------------------------------------------------------------------------

 Balance at January 1, 2000         $ 5,001      $ 175       $ 98,197,339  $(49,717,537)   $ (7,890,179)   $ 40,594,799

 Common Stock conversion                175       (175)                 -             -               -               -

 Class A common stock dividend
   declared                               -          -                  -      (812,204)              -        (812,204)

Net income                                -          -                  -     1,689,963               -       1,689,963

 Treasury stock purchase                  -          -                  -             -      (2,322,153)     (2,322,153)

 Issuance of stock from treasury          -          -                  -             -          69,500          69,500
                                  --------------------------------------------------------------------------------------

 Balance at March 31, 2000          $ 5,176       $  -       $ 98,197,339  $(48,839,778)   $(10,142,832)   $ 39,219,905
                                  ======================================================================================


       The acccompanying notes are an integral part of these consolidated financial statements.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                   (UNAUDITED)

                                                                                            MARCH 31,         MARCH 31,
                                                                                              2000              1999
                                                                                       -------------------------------------
 Cash flows from operating activities:
        Net income                                                                            $ 1,689,963       $ 1,781,360
 Adjustments to reconcile net income to net cash used by
     Operating activities:
        Discount accretion, net                                                                  (190,222)          (99,292)
        Issuance of shares from treasury - fees and compensation                                   69,500                 -
        Change in unrealized (gain) loss on securities-trading                                 (1,159,936)          677,169
        Change in unrealized loss (gain) on government securities sold short                    1,750,663        (2,197,153)
        Provision to adjust commercial mortgage loan to market value                                    -           925,000
        (Increase) decrease in accrued interest receivable & other assets                        (231,835)          748,855
        (Decrease) in other liabilities                                                          (198,066)       (1,034,599)
        Purchase of securities-trading                                                        (24,924,393)                -
        Sale of securities-trading                                                             51,749,138                 -
        Decrease (increase) in deposits with broker as collateral for securities
          sold short                                                                             238,459         (4,162,624)
        (Decrease) increase in government securities sold short                                 (414,579)         6,396,026
                                                                                       -------------------------------------
 Net cash provided in operating activities                                                     28,378,692         3,034,742
                                                                                       -------------------------------------

 Cash flows from investing activities:
        Principal payments received on commercial mortgage loan                                         -            43,522
                                                                                       -------------------------------------
 Net cash provided by investing activities                                                              -            43,522
                                                                                       -------------------------------------

 Cash flows from financing activities:
        Repayments under reverse repurchase agreements, net                                   (8,772,000)          (232,000)
        Dividends paid                                                                          (839,356)          (689,348)
        Purchases of treasury stock                                                           (2,506,276)          (785,803)
                                                                                       -------------------------------------
 Net cash used by financing activities                                                       (12,117,632)        (1,707,151)
                                                                                       -------------------------------------

 Net increase in cash and cash equivalents                                                    16,261,060          1,371,113
        Cash and cash equivalents at beginning of period                                       1,143,182            565,684
                                                                                       -------------------------------------
        Cash and cash equivalents at end of period                                           $17,404,242         $1,936,797
                                                                                       =====================================

 Supplemental information:
        Interest paid                                                                        $ 1,469,294         $2,155,301
                                                                                       =====================================

       The acccompanying notes are an integral part of these consolidated financial statements.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the consolidated financial condition of the Company at March 31, 2000 and December 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. Operating results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim periods or the year ending December 31, 2000.

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

COMMERCIAL MORTGAGE LOAN

In September 1999 the Company sold its investment in the commercial mortgage loan. The Company recorded a reserve for loan impairment in the amount of $925,000 at March 31, 1999 and an additional $575,633 at June 30, 1999 based on its estimated valuation at those times.

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

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. The Company had no items of other comprehensive income during any of the periods presented, so its comprehensive income was the same as its net income.

NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a hedge exposure to variable cash flows of a forecasted transaction. The accounting for changes in the fair value of a derivative (e.g. through earnings or outside earnings, through comprehensive income) depends on the intended use of the derivative and the resulting designation.

The Company is required to implement SFAS 133, as amended by SFAS 137, on January 1, 2001. Based on the Company's hedging strategies, management believes that implementation of SFAS 133 will have no impact on the Company's financial statements.

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

For the three months ending March 31, 2000 and 1999, diluted net income per share was the same as basic net income per share, because all outstanding stock options were antidilutive.

DISTRIBUTIONS

On April 17, 2000, the Company made a distribution of $0.20 per share to stockholders of record at the close of business on March 31, 2000. The character of the distribution to the stockholders for income tax purposes has not been determined at this time.

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

NOTE 3      SECURITIES - TRADING AND SHORT SALES

The Company's securities - trading consist of CMBS with an estimated fair value of $75,419,198 and an amortized cost of $89,524,669 at March 31, 2000, resulting in an unrealized loss of $14,105,471 at that date. At December 31, 1999, the Company's securities - trading consisted of CMBS with an estimated fair value of $100,893,785 and an amortized cost of $116,159,192, resulting in an unrealized loss of $15,265,407 at that date.

The portion of the gain from securities-trading that relates to CMBS still held at March 31, 2000 was $1,029,411 for the three months ended March 31, 2000. The portion of the loss from securities-trading that relates to CMBS still held at March 31, 1999 was $677,170 for the three months ended March 31, 1999.

The aggregate estimated fair values by underlying credit rating of the Company's CMBS at March 31, 2000 and December 31, 1999 are as follows:

                                       March 31, 2000                            December 31, 1999
    Security Rating        Estimated Fair Value      % of Total       Estimated Fair Value       % of Total
----------------------------------------------------------------------------------------------------------------
AAA                                  $ 14,764,040             19.6%              $ 24,993,295             24.8%
A                                       5,414,156              7.2%                37,538,397             37.2%
BBB                                    15,815,395             21.0%                17,547,932             17.4%
BB                                     18,446,855             24.5%                14,365,174             14.2%
B                                      17,325,540             23.0%                 2,461,145              2.4%
NR                                      3,653,212              4.7%                 3,987,849              4.0%
                         =======================================================================================
                                     $ 75,419,198            100.0%             $ 100,893,792            100.0%
                         =======================================================================================

As of March 31, 2000, the mortgage loans underlying the CMBS interests held by the Company were secured by properties of the types and in the states identified below:

                       Property Type      Percentage (1)               State          Percentage (1)
                   ----------------------------------------      --------------------------------------
                          Retail                37.6%                    CA                 23.3%
                        Multifamily             23.2                     TX                 11.2
                           Hotel                15.6                     NJ                  9.5
                          Office                15.5                     MO                  7.7
                           Other                 8.1               All others (2)           48.3

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.

(2) No other state comprises more than 5% of the total.

As of March 31, 2000, the weighted average unpaid principal balance of loans that are (1) underlying the CMBS investments of the Company and (2) more than 60 days delinquent is 0.07% of the unpaid principal balance of the total collateral as of that date.

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

At March 31, 2000, the un-leveraged, un-hedged, weighted average yield to maturity (excluding default and prepayment estimates) of the Company's CMBS portfolio was 11.50%.

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

At March 31, 2000, the Company had open contracts to sell U.S. Treasury securities with face amounts totaling $27,930,000 and a fair value of $25,854,243. Although the Company generally does not settle these contracts at expiration, but instead rolls them over into new contracts, if the Company had settled its open contracts at March 31, 2000, the Company would have been required to pay the counterparty $1,119,779.

The unrealized gain (loss) on these contracts for the three months ended March 31, 2000 and 1999 was ($1,750,663) and $2,197,153, respectively, which is included in gains from securities-trading in the consolidated statement of operations. The realized gains on these contracts for the three months ended March 31, 2000 and 1999 was $925,831 and $0, respectively, which is included in gain from securities-trading in the consolidated statement of operations. The Company earned $325,153 and $537,524 on short sale proceeds held by brokers and incurred interest of $355,607 and $742,906 on the short sales contracts for the three months ending March 31, 2000 and 1999, respectively.

NOTE 4   COMMON STOCK

On June 30, 1998, the Board of Directors of Clarion authorized a program to repurchase up to 400,000 shares of Class A Common Stock (the "Stock Repurchase Program"). Pursuant to the Stock Repurchase Program, purchases of Class A Common Stock have been and will be made at the sole discretion of management in the open market or in privately negotiated transactions until the earlier to occur of (i) the date on which the Company acquires, in the aggregate, 400,000 shares of Class A Common Stock, or (ii) June 30, 1999. On September 8, 1998, the Board of Directors authorized management to repurchase an additional 400,000 shares prior to September 30, 1999, at a price not to exceed $13.60. On November 17, 1999, the Board of Directors authorized management to repurchase an additional 400,000 shares and extended the program to September 30, 2000, at a price not to exceed $8.75. Through March 31, 2000, the Company acquired a total of 1,128,200 shares in the open market at a cost of $10,254,825.

In the three months ended March 31, 2000 the independent members of the Board of Directors received 939 shares of Class A Common Stock as compensation for their service to the Company.

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

In accordance with the terms of the Management Agreement, the Company paid $128,864 and $144,892 in base management fees for the three months ended March 31, 2000 and 1999, respectively. The Company has not accrued for, or paid, the Manager any incentive compensation since inception.

NOTE 6     REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements with Bear Stearns to finance a portion of its investments. As of March 31, 2000 and December 31,1999, the Company had entered into repurchase agreements in the amount of $55,919,000 and $64,691,000, respectively. The weighted average maturity of the agreements as of March 31, 2000 was 25.5 days, with no agreement having a maturity greater than 30 days, and the weighted average interest rate was 6.51%, based on one-month LIBOR plus a weighted average spread of 0.33%. The weighted average maturity of the agreements as of December 31, 1999 was 19.4 days, with no agreement having a maturity greater than 30 days, and the weighted average interest rate was 6.98%, based on one-month LIBOR plus a weighted average spread of 0.60%. The repurchase agreements are collateralized by the Company's portfolio of CMBS investments.

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

MARKET CONDITIONS:

The three months ended March 31, 2000, were relatively calm for the Company, as spreads on subordinate classes of CMBS did not move dramatically in either direction. The price of a fixed income security (such as a CMBS) or a commercial loan is often determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security tightens (or decreases), the price (or value) of the security rises.

While spreads on the subordinate classes of CMBS moved very little in the first three months of 2000, interest rates decreased. The ten-year U.S Treasury rate decreased approximately 0.43% in the first three months of 2000. This compares to a rise of 0.60% in the first three months of 1999. In the same way that a widening (increasing) spread for CMBS causes their value to fall, increasing interest rates also causes their value to fall. In order to offset a potential loss in CMBS value due to increasing interest rates, the Company "sells short" U.S. Treasury securities that increase in value as interest rates rise. In the three months ended March 31, 1999, the Company's short positions in U.S. Treasury securities effectively offset the decline in value of the Company's CMBS due to the increase in interest rates. In the three months ended March 31, 2000, due to the same hedging strategy, the Company's short positions in U.S. treasury securities offset the increase in value of the Company's CMBS positions due to the decrease in interest rates.

RESULTS OF OPERATIONS

General:

Net income for the three months ending March 31, 2000 and 1999 amounted to $1,689,963 or $0.41 per share, basic and diluted, and $1,781,360 or $0.39 per share, basic and diluted, respectively. The net income for the three months ending March 31, 2000 was attributable primarily to income from investments of $2.9 million and net realized and unrealized gains from securities-trading of $0.4 million. This was offset by interest expense of $1.3 million, and other expenses of $0.3 million. The total income for the three months ending March 31, 1999 was attributable primarily to income from investments of $3.1 million and net unrealized gains of $1.5 million and was offset by interest expense of $1.6 million, other expenses of $0.3 million, and a $0.9 million provision recorded to reduce the carrying value of the Company's investment in a commercial mortgage loan to its estimated market value. The results of operations realized during the period ending March 31, 2000 are not necessarily indicative of the results that may be expected for future periods.

Investment Income:

For the three months ending March 31, 2000 and 1999, the Company earned income of $2,948,537 and 3,097,339, from investments, respectively, as follows:

                                                 Three Months      Three Months
                                                    Ending            Ending
                                                   March 31,         March 31,
                Investment                           2000              1999
-------------------------------------------------------------------------------
CMBS                                              $ 2,481,648      $ 2,177,518
Deposits with brokers as collateral
 for securities sold short                            325,152          537,524
Commercial mortgage loan                                    -          235,240
Mezzanine investment                                  134,403          133,683
Cash and cash equivalents                               7,334           13,374
                                           ====================================

TOTAL                                             $ 2,948,537      $ 3,097,339
                                           ====================================


Interest Expense:

For the three months ending March 31, 2000 and 1999, the Company incurred interest expense of $971,805 and $845,222 from repurchase agreements and $355,608 and $742,906 from government securities sold short, respectively.

As of March 31, 2000 and December 31, 1999, the Company had entered into repurchase agreements in the amount of $55,919,000 and $64,691,000, respectively. The weighted average interest rates were 6.51% and 6.98%, respectively, and are based on a variable rate, one-month LIBOR plus a weighted average spread of 0.33% and 0.60%, respectively. All of the Company's repurchase agreements are with Bear Stearns.

As of March 31, 2000, the Company had the following open short positions in U.S. Treasury securities: $3,881,000 (face) of U.S. Treasury 6.50%, 11/15/2026, $23,758,000 (face) of U.S. Treasury 4.75%, 11/15/2008 and $291,000 (face) of
U.S. Treasury 5.25%, 02/15/2029. As of December 31, 1999, the Company had the following open short positions in U.S. Treasury securities: $291,000 (face) of U.S. Treasury 5.25%, 02/15/2029, $21,151,000 (face) of U.S. Treasury 6.00%
08/15/2009 and $3,881,000 (face) of U.S. Treasury 6.50% 11/15/2026.

Other Expenses:

In accordance with the terms of the Management Agreement, an expense of $128,864 and $144,892 in base management fees was incurred for the three months ending March 31, 2000 and 1999, respectively. The Company has not accrued for or paid any incentive compensation to the Manager since inception.

Other Operating Gains & Losses

For the three months ended March 31, 2000 and 1999, the Company recorded gains of $364,164 and $1,519,984, respectively, on its securities portfolio.

In September 1999 the Company sold its investment in the commercial mortgage loan. The Company recorded a reserve for loan impairment in the amount of $925,000 at March 31, 1999 and an additional $575,633 at June 30, 1999 based on its estimated valuation at those times.

In the first three months of 2000 the Company sold four of its CMBS investments for total proceeds of $35,118,493. These transactions resulted in realized gains of $29,060.

CHANGES IN FINANCIAL CONDITION

General: Total assets as of March 31, 2000, amounted to $122.8 million and were comprised primarily of $75.4 million of CMBS, $25.0 million of deposits with brokers as collateral for securities sold short, cash and cash equivalents of $17.4 million and a mezzanine investment of $3.9 million. Total liabilities of the Company as of March 31, 2000 amounted to $83.6 million and were comprised primarily of repurchase agreements in the amount of $55.9 million and government securities sold short in the amount of $25.9 million. During the three months ended March 31, 2000, the Company received a significant principal payment on the BTR1-S1A, Class F bond which was included in cash and cash equivalents at the end of the quarter. The cash was subsequently used to reduce the related repurchase agreement on the BTR1-S1A bond. The decrease in Repurchase agreements of $8.8 million along with this increase in cash and cash equivalents mirrored the decrease in Securities - trading, at fair value.

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

The Company's operating activities generated cash flows of $28.4 million during the three months ending March 31, 2000. This was due primarily to an excess of interest income on investments over financing costs of approximately $1.3 million and net proceeds from trading in commercial mortgage backed securities of $26.8 million. This compares with the Company's operating activities during the three months ended March 31, 2000 which generated cash flows of $3.0 million. This was due primarily to an excess of interest income on investments over financing costs of approximately $1.5 million and cash generated from decreased collateral requirements on the government securities sold short of approximately $2.2 million.

The Company's financing activities used cash of $12.1 million during the three months ending March 31, 2000 and consisted primarily of payments made on repurchase agreements of $8.8 million, purchases of treasury stock of $2.5 million and distributions to shareholders of $0.8 million. The Company's financing activities used cash of $1.7 million for the three months ended March 31, 1999 and consisted primarily of purchases of treasury stock and distributions to shareholders.

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

The Company, in order to avoid corporate income taxation of the earnings that it distributes, is required to distribute annually at least 95% if its taxable income to stockholders. It is possible that the Company may experience timing differences between the actual receipt of income and the inclusion of that income in the calculation of taxable income. If the cash generated by the Company's investments is insufficient to fund the distributions to stockholders that are required to maintain the Company status as a REIT, the Company may access cash reserves or seek sources of additional capital in order to fund the distributions.

Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that may have a significant effect on liquidity.

STOCKHOLDERS' EQUITY:

Stockholders' equity as of March 31, 2000 was $39.2 million. In the three months ending March 31, 2000, stockholders' equity decreased by $1.4 million. This decrease was due to the repurchase of stock in the amount of $2.3 million and the payment of $0.8 million in distributions and was offset by net income from operations of $1.7 million. Stockholders' equity as of March 31, 1999 was $40.6 million. In the three months ending March 31, 1999, stockholders' equity increased by $0.7 million due to net income of $1.8 million, a decrease of $0.2 million due to the repurchase of stock and a decrease of $0.9 million due to a distribution of $0.20 per share to stockholders of record on March 31, 1999.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, lending environments, changes in spreads on CMBS, real estate cash flows and values, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the investments of the Company are exposed are lending environments, interest rate risk, real estate cash flows and CMBS spread risk, which are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates can also affect the net interest income of the Company.

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

The investments of the Company are also exposed to spread risk. The price of a fixed income security is generally determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security widens (or increases), the price (or value) of the security falls. As spreads on CMBS widen, the fair value of the Company's portfolio falls. Spread widening in the market for CMBS can occur as a result of market concerns over the stability of the commercial real estate market, excess supply of CMBS, or general credit or liquidity concerns in CMBS markets or other markets.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
     At March 31, 2000 there were no legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities and Use of Proceeds
     Not applicable

Item 3. Defaults Upon Senior Securities
     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
     None

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

                                         CLARION COMMERCIAL HOLDINGS, INC,

Dated: May 11, 2000                      By: /s/ Fredrick D. Arenstein

                                         --------------------------------------
                                          Name: Fredrick D. Arenstein
                                          Title: Treasurer