Form 10-Q
period 2000-06-30
CLARION COMMERCIAL HOLDINGS INC
filed 2000-08-14
CIK 1056880

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


                  For the quarterly period ended June 30, 2000

                         Commission File Number: 1-14167

                        CLARION COMMERCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            Maryland                                    13-3988895
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


          335 Madison Avenue,                              10017
          New York, New York
--------------------------------------------------------------------------------
Address of principal executive offices)                 (Zip Code)

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

                                    Yes (X) No ( )

As of August 11, 2000, 4,063,155 shares of Class A Common Stock ($.001 par value) were outstanding.

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

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................14

PART II - OTHER INFORMATION.............................................................................16

   Item 1. Legal Proceedings............................................................................16

   Item 2. Changes in Securities and Use of Proceeds....................................................16

   Item 3. Defaults Upon Senior Securities..............................................................16

   Item 4. Submission of Matters to a Vote of Security Holders..........................................16

   Item 5. Other Information............................................................................16

   Item 6. Exhibits and Reports on Form 8-K.............................................................16

SIGNATURES..............................................................................................16

                          PART I FINANCIAL INFORMATION

Item 1: Financial Statements

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                         JUNE 30,          DECEMBER 31,
                                                                                           2000               1999
                                                                                           ----               ----
                                         ASSETS
Cash and cash equivalents                                                           $   1,215,687       $   1,143,182
Securities-trading, at fair value                                                      65,139,193         100,893,785
Other investments                                                                       3,954,638           4,106,250
Deposits with brokers as collateral for securities sold short                          25,272,876          25,191,059
Accrued interest receivable and other assets                                              904,290             735,775
                                                                                    -------------       -------------
      Total assets                                                                  $  96,486,684       $ 132,070,051
                                                                                    =============       =============
                                       LIABILITIES
Repurchase agreements                                                               $  30,755,000       $  64,691,000
Government securities sold short                                                       25,495,841          24,518,159
Dividends payable                                                                         812,396             839,356
Treasury stock payable                                                                       --               184,123
Other liabilities                                                                         814,468           1,242,614
                                                                                    -------------       -------------
      Total liabilities                                                                57,877,705          91,475,252
                                                                                    -------------       -------------

                                  STOCKHOLDERS' EQUITY
Preferred Stock, par value $.01 per share, 25,000,000 shares
     authorized; no shares issued                                                            --                  --
Class A Common Stock, par value $.001 per share, 74,000,000 shares authorized;
     4,061,979 and 4,173,380 shares issued and outstanding on June 30, 2000
     and December 31, 1999, respectively                                                    4,062               4,173
Class B Common Stock, par value $.001 per share, 1,000,000 shares authorized;
     175,000 shares issued and outstanding on December 31, 1999;
      converted to Class A shares January 1, 2000                                            --                   175
Additional paid-in capital                                                             88,063,118          90,307,988
Net loss and distributions                                                            (49,458,201)        (49,717,537)
                                                                                    -------------       -------------
Total stockholders' equity                                                             38,608,979          40,594,799
                                                                                    -------------       -------------
      Total liabilities and stockholders' equity                                    $  96,486,684       $ 132,070,051
                                                                                    =============       =============

        The accompanying notes are an integral part of these consolidated financial statements.

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                             JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                              2000              1999              2000              1999
                                                              ----              ----              ----              ----
Income:
      Interest income from securities-trading             $ 2,340,470       $ 2,978,661       $ 5,147,270       $ 5,693,703
      Interest income from commercial mortgage loan              --             236,810              --             472,050
      Income from other investments                            90,898           134,937           225,301           268,620
      Interest income from cash and cash equivalents           71,945            14,701            79,279            28,075
                                                          -----------       -----------       -----------       -----------
         Total income                                       2,503,313         3,365,109         5,451,850         6,462,448
                                                          -----------       -----------       -----------       -----------
Expenses:
      Interest                                              1,032,235         1,818,148         2,359,648         3,406,276
      Management fee                                          127,617           150,570           256,481           295,462
      Other expenses                                          389,822           216,344           556,283           394,287
                                                          -----------       -----------       -----------       -----------
         Total expenses                                     1,549,674         2,185,062         3,172,412         4,096,025
                                                          -----------       -----------       -----------       -----------
Other operating gains and losses:
      Gain/(loss) from securities-trading                    (759,666)        1,306,807          (395,502)        2,826,791
      Provision to adjust commercial mortgage loan
         to market value                                         --            (575,633)             --          (1,500,633)
                                                          -----------       -----------       -----------       -----------
         Total other operating gains (losses)                (759,666)          731,174          (395,502)        1,326,158
                                                          -----------       -----------       -----------       -----------
Net Income                                                $   193,973       $ 1,911,221       $ 1,883,936       $ 3,692,581
                                                          ===========       ===========       ===========       ===========
Net Income per share:
      Basic                                               $      0.05       $      0.42       $      0.46       $      0.81
                                                          ===========       ===========       ===========       ===========
      Diluted                                             $      0.05       $      0.42       $      0.46       $      0.81
                                                          ===========       ===========       ===========       ===========
Weighted average shares
      Basic                                                 4,061,968         4,548,694         4,071,920         4,582,645
                                                          ===========       ===========       ===========       ===========
      Diluted                                               4,061,968         4,548,694         4,071,920         4,582,645
                                                          ===========       ===========       ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                                       COMMON STOCK            ADDITIONAL    NET INCOME AND       TOTAL
                                                                                PAID-IN      DISTRIBUTIONS
                                                                                CAPITAL
                                               CLASS A           CLASS B
                                               -------           -------    ------------     ------------     ------------
Balance at January 1, 2000                     $ 4,173            $ 175     $ 90,307,988     $(49,717,537)    $ 40,594,799
Common stock conversion                            175             (175)            --               --               --
Class A common stock dividend declared            --                --              --         (1,624,600)      (1,624,600)
Net income                                        --                --              --          1,883,936        1,883,936
Common stock repurchase                           (296)             --        (2,321,860)            --         (2,322,156)
Issuance of common stock                            10              --            76,990             --             77,000
                                               -------            ----      ------------     ------------     ------------
Balance at June 30, 2000                       $ 4,062            $ --      $ 88,063,118     $(49,458,201)    $ 38,608,979
                                               =======            ====      ============     ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                   (UNAUDITED)

                                                                                                  JUNE 30          JUNE 30,
                                                                                                    2000             1999
                                                                                                    ----             ----
Cash flows from operating activities:
        Net income                                                                             $  1,883,936     $  3,692,581
Adjustments to reconcile net income to net cash used by
     Operating activities:
        Amortization and accretion, net                                                            (259,419)        (236,972)
        Issuance of shares - fees and compensation                                                   77,000             --
        Change in unrealized (gain) loss on securities-trading                                     (414,890)         963,254
        Change in unrealized (gain) loss on government securities sold short                      1,224,265       (3,790,045)
        Provision to adjust commercial mortgage loan to market value                                   --          1,500,633
        Decrease (increase) in accrued interest receivable & other assets                          (168,515)         883,429
        (Decrease) increase in other liabilities                                                   (428,146)        (409,179)
        Purchase of securities-trading                                                          (30,458,810)     (15,592,314)
        Sale of and principal payments on securities-trading                                     66,995,987             --
        Decrease (increase) in deposits with broker as collateral for securities sold short         (81,817)     (14,851,289)
        (Decrease) increase in government securities sold short                                    (246,583)      18,742,354
                                                                                               ------------     ------------
Net cash provided by (used in) in operating activities                                           38,123,008       (9,097,548)
                                                                                               ------------     ------------
 Cash flows from investing activities:
        Principal payments received on mezzanine investment                                          43,333             --
        Principal payments received on commercial mortgage loan                                        --             82,503
                                                                                               ------------     ------------
Net cash provided by investing activities                                                            43,333           82,503
                                                                                               ------------     ------------
Cash flows from financing activities:
        (Repayments) borrowings under reverse repurchase agreements, net                        (33,936,000)      12,773,000
        Dividends paid                                                                           (1,651,560)      (1,748,799)
        Repurchases of common stock                                                              (2,506,276)        (771,432)
                                                                                               ------------     ------------
Net cash provided by (used in) financing activities                                             (38,093,836)      10,252,769
                                                                                               ------------     ------------
Net increase in cash and cash equivalents                                                            72,505        1,237,724
        Cash and cash equivalents at beginning of period                                          1,143,182          565,684
                                                                                               ------------     ------------
        Cash and cash equivalents at end of period                                             $  1,215,687     $  1,803,408
                                                                                               ============     ============
 Supplemental information:
        Interest paid                                                                          $  1,834,196     $  2,949,920
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the consolidated financial condition of the Company at June 30, 2000 and December 31, 1999 and the results of its operations and its cash flows for the three months and six months ended June 30, 2000 and 1999. Operating results for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim periods or the year ending December 31, 2000.

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

SHORT SALES

The Company enters into contracts to sell securities that it does not own at the time of the sale, at a specified price at a specified time (short sales). The Company utilizes these contracts as a means of mitigating ("hedging") the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. These contracts involve the sale of U.S. Treasury securities borrowed from a broker. The broker retains the proceeds from the sale until the Company replaces the borrowed securities. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. If the market value of the securities involved in the short sale increases, the Company may be required to meet a "margin call". The Company accounts for its liability to return the borrowed securities under short sales contracts at their market values, with unrealized gains or losses recorded in earnings. Income earned on the proceeds on deposit with brokers is included in interest income from securities-trading and interest due under the short sales is included in interest expense.

COMMERCIAL MORTGAGE LOAN

In September 1999 the Company sold its investment in the commercial mortgage loan. The Company recorded a reserve for loan impairment in the amount of $1,500,633 during the six months ended June 30, 1999 based on its estimated valuation.

OTHER INVESTMENTS

The Company's 10% interest in Clarion Capital, LLC (the "Manager") and the preferred interest in a limited partnership are accounted for on a cost basis, with income from distributions recognized as distributions are declared. The Company periodically reviews these investments for other-than-temporary impairment. Any such impairment would be recognized in income by reducing the investment to its estimated fair value.

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

NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a hedge exposure to variable cash flows of a forecasted transaction. The accounting for changes in the fair value of a derivative (e.g. through earnings or through comprehensive income) depends on the intended use of the derivative and the resulting designation.

The Company is required to implement SFAS 133, as amended by SFAS 137 and SFAS 138, on January 1, 2001. Based on the Company's current hedging strategies, management believes that implementation of SFAS 133 will have no impact on the Company's financial statements.

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

For the three months and six months ending June 30, 2000 and 1999, diluted net income per share was the same as basic net income per share, because all outstanding stock options were antidilutive.

DISTRIBUTIONS

On July 17, 2000, the Company made a distribution of $0.20 per share to stockholders of record at the close of business on June 30, 2000. The character of the distribution to the stockholders for income tax purposes has not been determined at this time.

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

NOTE 3 SECURITIES -- TRADING AND SHORT SALES

The Company's securities-trading consist of CMBS with an estimated fair value of $65,139,193 and an amortized cost of $79,989,710 at June 30, 2000, resulting in an unrealized loss of $14,850,517 at that date. At December 31, 1999, the Company's securities-trading consisted of CMBS with an estimated fair value of $100,893,785 and an amortized cost of $116,159,192, resulting in an unrealized loss of $15,265,407 at that date.

The aggregate estimated fair values by underlying credit rating of the Company's CMBS at June 30, 2000 and December 31, 1999 are as follows:

                                     June 30, 2000                            December 31, 1999
       Security Rating            Estimated Fair Value    % of Total         Estimated Fair Value   % of Total
       ---------------            --------------------    ----------         --------------------   ----------
    AAA                                 $ 3,992,209           6.1%               $ 24,993,295          24.8%
    A                                     4,988,740           7.7%                         --            --
    BBB                                  15,902,872          24.4%                 37,538,397          37.2%
    BB                                   18,590,121          28.5%                 17,547,932          17.4%
    B                                    16,239,106          24.9%                 14,365,174          14.2%
    B-                                    1,883,099           2.9%                  2,461,145           2.4%
    NR                                    3,543,046           5.4%                  3,987,849           4.0%
                                        -----------         ------                ------------         -----
                                        $65,139,193         100.0%               $100,893,792         100.0%
                                        ===========         ======                ============         =====

As of June 30, 2000, the mortgage loans underlying the CMBS interests held by the Company were secured by properties of the types and in the states identified below:

                       Property Type      Percentage (1)               State          Percentage (1)
                       -------------      --------------               -----          --------------
                          Retail                44.3%                    CA                 27.9%
                          Office                18.1                     MO                  8.7
                           Hotel                15.5                     TX                  8.6
                        Multifamily             12.6                     NY                  8.0
                           Other                 9.5                     NJ                  6.7
                                                                   All others (2)           40.1

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2) No other state comprises more than 5% of the total.

As of June 30, 2000, the weighted average unpaid principal balance of loans that are (1) underlying the CMBS investments of the Company and (2) more than 60 days delinquent is 0.12% of the unpaid principal balance of the total collateral as of that date.

The fair value of the Company's portfolio of CMBS is generally estimated by management based on market prices provided by third party market participants. The market for the Company's CMBS periodically suffers from a lack of liquidity, accordingly, the fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market level exchange.

At June 30, 2000, the un-leveraged, un-hedged, weighted average yield to maturity (excluding default and prepayment estimates) of the Company's CMBS portfolio was 12.74%.

The yield to maturity on the Company's CMBS interests depends on, among other things, the amount and timing of principal payments, the pass-through rate and interest rate fluctuations. The subordinated CMBS interests owned by the Company provide credit support to the more senior interests of the related commercial securitization. Cash flow from the mortgages underlying the CMBS interests generally is allocated first to the senior interests, with the most senior interest having a priority entitlement to cash flow. Remaining cash flow is allocated generally among the other CMBS interests in order of their relative seniority. To the extent that there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinate CMBS interest will bear this loss first. To the extent there are losses in excess of the most subordinated interest's stated entitlement to principal and interest, then the remaining CMBS interests will bear such losses in order of their relative subordination. The Company typically invests in the most subordinate securities. There is, therefore no assurance that the yield to maturity discussed above will be achieved.

At June 30, 2000, the Company had open contracts to sell U.S. Treasury securities with face amounts totaling $26,307,000 and a fair value of $25,495,841. Although the Company generally does not settle these contracts at expiration, but instead rolls them over into new contracts, if the Company had settled its open contracts at June 30, 2000, the Company would have been required to pay the counterparty $226,106.

The unrealized gain (loss) on these contracts for the three months and six months ending June 30, 2000 was $526,398 and ($1,224,265), respectively, which is included in gain (loss) from securities-trading in the consolidated statement of operations. The unrealized gain on these contracts for the three months and six months ended June 30, 1999 was $1,592,892 and $3,790,045, respectively, which is included in gain (loss) from securities-trading in the consolidated statement of operations. The realized gain (loss) on these contracts for the three months and six months ended June 30, 2000 was ($550,332) and $375,500, respectively, which is included in gain (loss) from securities-trading in the consolidated statement of operations.

The Company earned $390,637 and $715,790 on short sale proceeds held by brokers and incurred interest of $358,230 and $713,838 on the short sales contracts for the three months and six months ending June 30, 2000, respectively. The Company earned $634,445 and $1,171,970 on short sale proceeds held by brokers and incurred interest of $871,349 and $1,614,255 on the short sales contracts for the three months and six months ending June 30, 1999, respectively.

NOTE 4 COMMON STOCK

On June 30, 1998, the Company's Board of Directors authorized a program to repurchase up to 400,000 shares of Class A Common Stock (the "Stock Repurchase Program"). Pursuant to the Stock Repurchase Program, purchases of Class A Common Stock have been and will be made at the sole discretion of management in the open market or in privately negotiated transactions until the earlier to occur of (i) the date on which the Company acquires, in the aggregate, 400,000 shares of Class A Common Stock, or (ii) June 30, 1999. On September 8, 1998, the Board of Directors authorized management to repurchase an additional 400,000 shares prior to September 30, 1999, at a price not to exceed $13.60. On November 17, 1999, the Board of Directors authorized management to repurchase an additional 400,000 shares and extended the program to September 30, 2000, at a price not to exceed $8.75. Through June 30, 2000, the Company acquired a total of 1,128,200 shares in the open market at a cost of $10,254,825. In accordance with Maryland law, all repurchased shares of common stock are retired.

During the six months ended June 30, 2000 the independent members of the Board of Directors received 1,899 shares of Class A Common Stock as compensation for their service to the Company.

NOTE 5 TRANSACTIONS WITH AFFILIATES

Clarion has entered into a Management Agreement (the "Management Agreement") with the Manager, under which the Manager manages the Company's day-to-day operations, subject to the direction and oversight of Clarion's Board of Directors. The Company pays the Manager a base management fee, payable monthly, at an annual rate of 1.0% of the Company's average stockholders' equity, excluding any mark to market adjustments to the Company's assets.

The Company will also pay the Manager, as incentive compensation, an amount equal to 25% of the Adjusted Net Income of Clarion, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to 2.5% over the Ten-Year U.S. Treasury.

In accordance with the terms of the Management Agreement, the Company incurred $127,617 and $256,481 in base management fees for the three months and six months ended June 30, 2000, respectively. The Company incurred $150,570 and $295,462 in base management fees for the three months and six months ended June 30, 1999, respectively. The Company has not accrued for, or paid, the Manager any incentive compensation since inception.

NOTE 6 REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements with Bear Stearns to finance a portion of its investments. As of June 30, 2000 and December 31,1999, the Company had entered into repurchase agreements in the amount of $30,755,000 and $64,691,000, respectively. All of the repurchase agreements outstanding at June 30, 2000 matured in 31 days, and the weighted average interest rate was 7.31%, based on one-month LIBOR plus a weighted average spread of 0.67%. The weighted average maturity of the agreements as of December 31, 1999 was 19.4 days, with no agreement having a maturity greater than 30 days, and the weighted average interest rate was 6.98%, based on one-month LIBOR plus a weighted average spread of 0.60%. The repurchase agreements are collateralized by the Company's portfolio of CMBS investments.

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

MARKET CONDITIONS:

The three months ending June 30, 2000, were relatively calm for the Company, as spreads on subordinate classes of CMBS did not move dramatically in either direction. The price of a fixed income security (such as a CMBS) or a commercial loan is often determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security tightens (or decreases), the price (or value) of the security rises.

Spreads on the subordinate classes of CMBS held steady in the three months ending June 30, 2000 and interest rates also held firm. The ten-year U.S Treasury rate increased approximately 0.01% in the three months ending June 30, 2000. This compares to a rise of 0.55% in the three months ending June 30, 1999. In the same way that a widening

(increasing) spread for CMBS causes their value to fall, increasing interest rates also causes their value to fall. In order to offset a potential loss in CMBS value due to increasing interest rates, the Company "sells short" U.S. Treasury securities that increase in value as interest rates rise. In the three months ended June 30, 2000 and 1999, respectively, the Company's short positions in U.S. Treasury securities effectively offset the change in value of the Company's CMBS due to changes in interest rates.

RESULTS OF OPERATIONS

General:

Net income for the three months and six months ending June 30, 2000 amounted to $193,793 or $0.05 per share, basic and diluted, and $1,883,936 or $0.46 per share, basic and diluted, respectively. The net income for the three months ending June 30, 2000 was attributable primarily to income from investments of $2.5 million. This was offset by interest expense of $1.0 million, net loss (realized and unrealized) from securities-trading of $0.8 million and other expenses of $0.5 million. The net income for the six months ending June 30, 2000 was attributable primarily to income from investments of $5.5 million and was offset by interest expense of $2.4 million, other expenses of $0.8 million, and a $0.4 million loss (realized and unrealized) from securities-trading.

Net income for the three months and six months ending June 30, 1999 amounted to $1,911,221 or $0.42 per share, basic and diluted and $3,692,581 or $0.81 per share, basic and diluted, respectively. The net income for the three months ending June 30, 1999 was attributable primarily to income from investments of $3.4 million and gains (realized and unrealized) from securities-trading of $1.3 million and was offset by interest expense of $1.8 million, other expenses of $0.4 million, and a $0.6 million provision recorded to reduce the carrying value of the Company's investment in a commercial mortgage loan to its estimated market value. The net income for the six months ending June 30, 1999 was attributable primarily to income from investments of $6.5 million and gains (realized and unrealized) from securities-trading of $2.8 million and was offset by interest expense of $3.4 million, other expenses of $0.7 million, and a $1.5 million provision recorded to reduce the carrying value of the Company's investment in a commercial mortgage loan to its estimated market value.

The results of operations realized during the periods ending June 30, 2000 are not necessarily indicative of the results that may be expected for future periods.

Investment Income:

For the three months and six months ending June 30, 2000 and for the three months and six months ending June 30,1999, the Company earned income of $2,503,313, $5,451,850, $3,365,109 and $6,462,448 from investments, respectively, as follows:

                                                Three Months         Six Months        Three Months         Six Months
                                                   Ending              Ending             Ending              Ending
               Investment                       June 30, 2000      June 30, 2000       June 30, 1999      June 30, 1999
               ----------                       -------------      -------------       -------------      -------------
CMBS                                             $ 1,949,833        $ 4,431,480         $ 2,344,216        $ 4,521,733
Deposits with brokers as collateral
 for securities sold short                           390,637            715,790             634,445          1,171,970
Commercial mortgage loan                                   -                  -             236,810            472,050
Mezzanine investment                                  90,898            225,301             134,937            268,620
Cash and cash equivalents                             71,945             79,279              14,701             28,075
                                                 -----------        -----------         -----------        -----------
TOTAL                                            $ 2,503,313        $ 5,451,850         $ 3,365,109        $ 6,462,448
                                                 ===========        ===========         ===========        ===========

Interest Expense:

For the three months and six months ending June 30, 2000, the Company incurred interest expense of $674,005 and $1,645,811 from repurchase agreements and $358,230 and $713,837 from government securities sold short, respectively. For the three months and six months ending June 30, 1999, the Company incurred interest expense of $946,799 and $1,792,021 from repurchase agreements and $871,349 and $1,614,255 from government securities sold short, respectively.

As of June 30, 2000 and December 31, 1999, the Company had entered into repurchase agreements in the amount of $30,755,000 and $64,691,000, respectively. The weighted average interest rates were 7.31% and 6.98%, respectively, and were based on a variable rate, one-month LIBOR plus a weighted average spread of 0.67% and 0.60%, respectively. All of the Company's repurchase agreements are with Bear Stearns.

As of June 30, 2000, the Company had the following open short positions in U.S. Treasury securities: $3,881,000 (face) of U.S. Treasury 6.50%, 11/15/2026, $22,135,000 (face) of U.S. Treasury 5.50%, 05/15/2009 and $291,000 (face) of
U.S. Treasury 5.25%, 02/15/2029. As of December 31, 1999, the Company had the following open short positions in U.S. Treasury securities: $291,000 (face) of U.S. Treasury 5.25%, 02/15/2029, $21,151,000 (face) of U.S. Treasury 6.00%
08/15/2009 and $3,881,000 (face) of U.S. Treasury 6.50% 11/15/2026.

Other Expenses:

In accordance with the terms of the Management Agreement, an expense of $127,617 and $256,481 in base management fees was incurred for the three months and six months ending June 30, 2000, respectively. The Company incurred $150,570 and $295,462 in base management fees for the three months and six months ended June 30, 1999, respectively. The Company has not accrued for or paid any incentive compensation to the Manager since inception.

Other Operating Gains & Losses

For the three months and six months ending June 30, 2000, the Company recognized losses of $759,666 and $395,502 respectively, on its securities portfolio. For the three months and six months ended June 30, 1999, the Company recognized gains of $731,174 and $1,326,158, respectively, on its securities portfolio.

In the three months ending June 30, 2000 the Company sold four of its CMBS investments for total proceeds of $24,876,611. These transactions resulted in realized gains of $9,314.

CHANGES IN FINANCIAL CONDITION

General: Total assets as of June 30, 2000, amounted to $96.5 million and were comprised primarily of $65.1 million of CMBS, $25.3 million of deposits with brokers as collateral for securities sold short, cash and cash equivalents of $1.2 million and a mezzanine investment of $3.7 million. Total liabilities of the Company as of June 30, 2000 amounted to $57.8 million and were comprised primarily of repurchase agreements in the amount of $30.8 million and government securities sold short in the amount of $25.5 million. During the three months ended June 30, 2000, the Company reduced its cash position by $16.2 million, sold four CMBS investment for $24.9 million and purchased three CMBS investments for $14.9 million. There was a corresponding decrease in repurchase agreements of $25.2 million.

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

The Company's operating activities generated cash flows of $38.1 million during the six months ending June 30, 2000. This was due primarily to an excess of interest income on investments over financing costs of approximately $2.3 million and net proceeds from trading in commercial mortgage backed securities of $36.5 million. This compares with the Company's operating activities during the six months ended June 30, 1999 which used cash flows of $9.1 million. This was due primarily to an excess of interest income on investments over financing costs of approximately $2.7 million and cash generated from decreased collateral requirements on the government securities sold short of approximately $3.9 million offset by securities purchases of $15.6 million.

The Company's financing activities used cash of $38.1 million during the six months ending June 30, 2000 and consisted primarily of payments made on repurchase agreements of $33.9 million, purchases of treasury stock of $2.5 million and distributions to shareholders of $1.7 million. The Company's financing activities generated cash of $10.3 million for the six months ended June 30, 1999 and consisted of borrowings made from repurchase agreements of $12.8 million offset by purchases of treasury stock of $0.8 million and distributions to shareholders of $1.7 million.

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

The Company, in order to avoid corporate income taxation of the earnings that it distributes, is required to distribute annually at least 95% if its taxable income to stockholders. It is possible that the Company may experience timing differences between the actual receipt of income and the inclusion of that income in the calculation of taxable income. If the cash generated by the Company's investments is insufficient to fund the distributions to stockholders that are required to maintain the Company status as a REIT, the Company may access cash reserves or seek sources of additional financing in order to fund the distributions.

Except as discussed herein, management is not aware of any other trends, events or commitments that may have a significant effect on liquidity.

STOCKHOLDERS' EQUITY:

Stockholders' equity as of June 30, 2000 was $38.6 million. In the six months ending June 30, 2000, stockholders' equity decreased by $2.0 million. This decrease was due to the repurchase of stock in the amount of $2.3 million and the payment of $1.6 million in distributions and was offset by net income from operations of $1.9 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, lending environments, changes in spreads on CMBS, real estate cash flows and values, mortgage defaults, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the investments of the Company are exposed are lending environments, interest rate risk, real estate cash flows and CMBS spread risk, which are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates can also affect the net interest income of the Company.

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

The Company enters into contracts to sell securities that it does not own at the time of the sale, at a specified price at a specified time (short sales). The Company utilizes these contracts as a means of mitigating ("hedging") the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. As the value of the Company's CMBS declines (increases) with increases (decreases) in interest rates, the value of the contracts increases (decreases). There can be no guarantee, however, that the change in value of the contract will completely offset the change in value of the asset. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. Furthermore, if the market value of the securities involved in the short sale increases, the Company may be required to meet a "margin call".

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     At June 30, 2000 there were no legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities and Use of Proceeds
     Not applicable

Item 3. Defaults Upon Senior Securities
     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
     None

Item 5. Other Information
     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         3.1 Bylaws of the Company, as amended by Resolution of the Board of Directors dated May 24, 2000.
         27.1     Financial Data Schedule

      (b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CLARION COMMERCIAL HOLDINGS, INC,

Dated: August 11, 2000                  By: /s/ Fredrick D. Arenstein

                                        ---------------------------------
                                        Name: Fredrick D. Arenstein
                                        Title: Treasurer