Form 10-Q
period 2000-09-30
CLARION COMMERCIAL HOLDINGS INC
filed 2000-11-13
CIK 1056880

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

                For the quarterly period ended September 30, 2000

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

                                    Yes (X) No ( )

As of November 9, 2000, 4,064,367 shares of Class A Common Stock ($.001 par value) were outstanding.

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

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................15

PART II - OTHER INFORMATION.............................................................................17

   Item 1. Legal Proceedings............................................................................17

   Item 2. Changes in Securities and Use of Proceeds....................................................17

   Item 3. Defaults Upon Senior Securities..............................................................17

   Item 4. Submission of Matters to a Vote of Security Holders..........................................17

   Item 5. Other Information............................................................................17

   Item 6. Exhibits and Reports on Form 8-K.............................................................17

SIGNATURES..............................................................................................17

                         PART I...FINANCIAL INFORMATION

Item 1: Financial Statements

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                                 2000             1999
                                                                                 ----             ----
                                        ASSETS
Cash and cash equivalents                                                    $     618,484    $   1,143,182
Securities - trading, at fair value                                             66,829,578      100,893,785
Other investments                                                                3,936,645        4,106,250
Deposits with brokers as collateral for securities sold short                   35,662,114       25,191,059
Accrued interest receivable and other assets                                     1,004,115          735,775
                                                                             -------------    -------------
     Total assets                                                            $ 108,050,936    $ 132,070,051
                                                                             =============    =============
                                     LIABILITIES
Repurchase agreements                                                        $  32,392,000    $  64,691,000
Government securities sold short                                                35,133,983       24,518,159
Dividends payable                                                                  812,631          839,356
Treasury stock payable                                                                  --          184,123
Other liabilities                                                                1,377,949        1,242,614
                                                                             -------------    -------------
     Total liabilities                                                          69,716,563       91,475,252
                                                                             -------------    -------------
                                STOCKHOLDERS' EQUITY
Preferred Stock, par value $.01 per share, 25,000,000 shares
   authorized; no shares issued                                                         --               --
Class A Common Stock, par value $.001 per share, 74,000,000 shares authorized; 4,063,155 and 4,173,380 shares issued and outstanding
   on September 30, 2000 and December 31, 1999, respectively                         4,063            4,173
Class B Common Stock, par value $.001 per share, 1,000,000 shares authorized; 175,000 shares issued and outstanding on December 31, 1999;
   converted to Class A shares January 1, 2000                                          --              175
Additional paid-in capital                                                      88,070,617       90,307,988
Net loss and distributions                                                     (49,740,307)     (49,717,537)
                                                                             -------------    -------------
Total stockholders' equity                                                      38,334,373       40,594,799
                                                                             -------------    -------------
     Total liabilities and stockholders' equity                              $ 108,050,936    $ 132,070,051
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

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                            ENDED                        ENDED
                                                                 SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,
                                                                      2000           1999          2000           1999
                                                                      ----           ----          ----           ----
 Income:
   Interest income from securities - trading                      $ 2,513,841    $ 2,855,674   $ 7,661,111    $ 8,549,377
   Interest income from commercial mortgage loan                           --        230,649            --        702,699
   Income from other investments                                      130,470        136,185       355,771        404,805
   Interest income from cash and cash equivalents                      21,490         28,960       100,769         57,035
                                                                  -----------    -----------   -----------    -----------
      Total income                                                  2,665,801      3,251,468     8,117,651      9,713,916
                                                                  -----------    -----------   -----------    -----------
Expenses:
   Interest                                                         1,089,642      1,700,119     3,449,290      5,106,395
   Management fee                                                     134,772        144,329       391,253        439,791
   Other expenses                                                     221,319        139,939       777,602        534,226
                                                                  -----------    -----------   -----------    -----------
      Total expenses                                                1,445,733      1,984,387     4,618,145      6,080,412
                                                                  -----------    -----------   -----------    -----------
Other operating gains and losses:
   Gain/(loss) from securities-trading                               (689,543)       210,004    (1,085,045)     3,036,795
   Provision to adjust commercial mortgage loan to market value            --             --            --     (1,500,633)
   Realized gain on sale of commercial mortgage loan                       --        549,467            --        549,467
                                                                  -----------    -----------   -----------    -----------
      Total other operating gains (losses)                           (689,543)       759,471    (1,085,045)     2,085,629
                                                                  -----------    -----------   -----------    -----------
Net Income                                                        $   530,525    $ 2,026,552   $ 2,414,461    $ 5,719,133
                                                                  ===========    ===========   ===========    ===========
Net Income per share:
   Basic                                                          $      0.13    $      0.45   $      0.58    $      1.26
                                                                  ===========    ===========   ===========    ===========
   Diluted                                                        $      0.13    $      0.45   $      0.58    $      1.26
                                                                  ===========    ===========   ===========    ===========
Weighted average shares
   Basic                                                            4,063,142      4,497,649     4,165,137      4,547,397
                                                                  ===========    ===========   ===========    ===========
   Diluted                                                          4,063,142      4,497,649     4,165,137      4,547,397
                                                                  ===========    ===========   ===========    ===========

   The accompanying notes are an integral part of these consolidated financial statements.

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                    COMMON STOCK        ADDITIONAL        NET INCOME AND
                                                CLASS A     CLASS B   PAID-IN CAPITAL      DISTRIBUTIONS         TOTAL
                                                -------     -------   ---------------      -------------         -----
Balance at January 1, 2000                       $4,173        $175       $90,307,988      $(49,717,537)      $40,594,799
Common stock conversion                             175        (175)               --                --                --
Class A common stock dividend declared               --          --                --        (2,437,231)       (2,437,231)
Net income                                           --          --                --         2,414,461         2,414,461
Common stock repurchase                            (296)         --        (2,321,860)               --        (2,322,156)
Issuance of common stock                             11          --            84,489                --            84,500
                                                 ------        ----       -----------      ------------       -----------
Balance at September 30, 2000                    $4,063        $ --       $88,070,617      $(49,740,307)      $38,334,373
                                                 ======        ====       ===========      ============       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                   (UNAUDITED)

                                                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                                                                   2000              1999
                                                                                                   ----              ----
Cash flows from operating activities:
      Net income                                                                              $  2,414,461      $  5,719,133
Adjustments to reconcile net income to net cash used by
   Operating activities:
      Accretion and amortization, net                                                             (459,025)         (425,838)
      Issuance of shares - fees and compensation                                                    84,500                --
      Net decrease in unrealized loss on securities-trading                                       (402,386)       (4,399,818)
      Change in unrealized (gain) loss on government securities sold short                       2,131,021        (2,944,597)
      Provision to adjust commercial mortgage loan to market value                                      --         1,500,633
      Gain on sale of commercial mortgage loan                                                          --          (549,467)
      Decrease (increase) in accrued interest receivable & other assets                           (268,340)        1,491,851
      (Decrease) increase in other liabilities                                                     135,335        (1,901,024)
      Purchase of securities-trading                                                           (50,993,555)      (18,597,001)
      Sale and principal payments of securities-trading                                         86,040,442        35,033,224
      Decrease (increase) in deposits with broker as collateral for securities sold short      (10,471,055)       22,850,590
      (Decrease) increase in government securities sold short                                    8,484,803       (18,830,263)
                                                                                              ------------      ------------
Net cash provided in operating activities                                                       36,696,201        18,947,423
                                                                                              ------------      ------------
Cash flows from investing activities:
      Principal payments received on mezzanine investment                                           48,333                --
      Principal payments received on commercial mortgage loan                                           --           152,282
      Proceeds from sale of commercial mortgage loan receivable                                         --        11,845,776
                                                                                              ------------      ------------
Net cash provided by investing activities                                                           48,333        11,998,058
                                                                                              ------------      ------------
Cash flows from financing activities:
      Repayments under reverse repurchase agreements, net                                      (32,299,000)      (26,720,000)
      Dividends paid                                                                            (2,463,956)       (2,607,652)
      Repurchases of common stock                                                               (2,506,276)       (1,018,815)
                                                                                              ------------      ------------
Net cash used by financing activities                                                          (37,269,232)      (30,346,467)
                                                                                              ------------      ------------
Net increase (decrease)  in cash and cash equivalents                                             (524,698)          599,014
      Cash and cash equivalents at beginning of period                                           1,143,182           565,684
                                                                                              ------------      ------------
      Cash and cash equivalents at end of period                                              $    618,484      $  1,164,698
                                                                                              ============      ============
Supplemental information:
      Interest paid                                                                           $  3,447,416      $  6,100,706
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the consolidated financial condition of the Company at September 30, 2000 and December 31, 1999 and the results of its operations and its cash flows for the three months and nine months ended September 30, 2000 and 1999. Operating results for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim periods or the year ending December 31, 2000.

Clarion was incorporated in Maryland in February 1998 and commenced its operations on June 2, 1998. The Company is a specialty finance company organized to invest in commercial mortgage-backed securities (primarily subordinate securities), commercial mortgage loans, mezzanine investments, equity investments and other real estate related investments.

On October 12, 2000, the Company's Board of Directors unanimously voted to recommend a plan of liquidation and dissolution to its stockholders. After reviewing the Company's strategic alternatives, the Board concluded that the liquidation of the Company was the best available alternative for maximizing stockholder value and, accordingly, was in the best interests of the Company and its stockholders. The Company plans to submit a plan of liquidation and dissolution to its stockholders for consideration at a stockholders' meeting that is expected to be held in the first quarter of 2001. Monroe Investment Corp., the holder of approximately 43% of the Company's outstanding common stock, has advised the Company that it supports the implementation of a plan of liquidation. Management cannot determine at this time, whether the plan of liquidation will be adopted and, if it is adopted, the timing or amount of any liquidating distributions to the Company's shareholders.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared using the historical cost (going concern) basis of accounting. As discussed above, the Company's Board of Directors has recommended a plan of liquidation; such plan is subject to the approval of the Company's shareholders. If the plan of liquidation is approved, the Company will adopt the liquidation basis of accounting, under which assets are recorded at estimated net realizable value and liabilities at their estimated settlement value. Management cannot determine at this time, and therefore has not estimated, the effect the liquidation basis of accounting, if adopted, would have on the carrying amount of the Company's assets and liabilities.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

A summary of the Company's significant accounting policies follows:

SECURITIES - TRADING

At the date of acquisition, the Company elected to designate its government securities and commercial mortgage-backed securities ("CMBS") as trading assets. Such securities are carried at their estimated fair value, with the net unrealized gains or losses included in earnings. For a description of the methodology used in determining fair value of the Company's CMBS investments, refer to Note 3. Interest income is recognized as it becomes receivable, and includes amortization of premiums and accretion of discounts, computed using the effective yield method, after considering estimated prepayments and credit losses. Actual credit loss and prepayment experience are reviewed periodically and effective yields adjusted if necessary.

SHORT SALES

The Company enters into contracts to sell securities that it does not own at the time of the sale, at a specified price at a specified time (short sales). The Company utilizes these contracts as a means of mitigating ("hedging") the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. These contracts involve the sale of U.S. Treasury securities borrowed from a broker. The broker retains the proceeds from the sale until the Company replaces the borrowed securities. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. If the market value of the securities involved in the short sale increases, the Company may be required to meet a "margin call". The Company accounts for its liability to return the borrowed securities under short sales contracts at their market values, with unrealized gains or losses recorded in earnings. Income earned on the proceeds on deposit with brokers is included in interest income from securities-trading, and interest due under the short sales is included in interest expense.

COMMERCIAL MORTGAGE LOAN

In September 1999, the Company sold its investment in the commercial mortgage loan for cash of $11,845,776. The Company recorded a reserve for loan impairment in the amount of $1,500,633 at June 30, 1999 based on its estimated valuation of $11,346,168, at that time. The Company adjusted that value by recording principal and market premium amortization of $49,858 prior to sale. Therefore, the Company recognized a gain on sale of $549,466 for the three months ended September 30, 1999.

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

NET INCOME PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", and is calculated on the basis of the weighted average number of common shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method.

For the three months and nine months ending September 30, 2000 and 1999, diluted net income per share was the same as basic net income per share, because all outstanding stock options were antidilutive.

DISTRIBUTIONS

On October 16, 2000, the Company made a distribution of $0.20 per share to stockholders of record at the close of business on September 30, 2000. The character of the distribution to the stockholders for income tax purposes has not been determined at this time.

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

NOTE 3 SECURITIES - TRADING AND SHORT SALES

The Company's securities-trading consist of CMBS with an estimated fair value of $66,829,578 and an amortized cost of $81,692,600 at September 30, 2000, resulting in an unrealized loss of $14,863,022 at that date. At December 31, 1999, the Company's securities-trading consisted of CMBS with an estimated fair value of $100,893,785 and an amortized cost of $116,159,192, resulting in an unrealized loss of $15,265,407 at that date.

The aggregate estimated fair values by underlying credit rating of the Company's CMBS at September 30, 2000 and December 31, 1999 are as follows:

                        September 30, 2000                     December 31, 1999
Security Rating        Estimated Fair Value   % of Total      Estimated Fair Value   % of Total
---------------        --------------------   ----------      --------------------   ----------
AAA                       $  5,998,710           9.0%             $ 24,993,288           24.8%
BBB                         15,992,783          23.9%               37,538,397           37.2%
BB                          23,499,105          35.2%               17,547,932           17.4%
B                           17,398,964          26.0%               16,826,319           16.7%
NR                           3,940,016           5.9%                3,987,849            3.9%
                          ------------         -----              ------------          -----
                          $ 66,829,578         100.0%             $100,893,785          100.0%
                          ============         =====              ============          =====

*All plus and minus ratings are included in each category.

As of September 30, 2000, the mortgage loans underlying the CMBS interests held by the Company were secured by properties of the types and in the states identified below:

Property Type         Percentage (1)          State            Percentage (1)
------------------------------------       ----------------------------------
   Retail                 47.7%                 CA                 29.2%
   Office                 17.6                  MO                  8.9
   Hotel                  13.2                  NY                  8.1
Multifamily               11.7                  TX                  6.9
   Other                   9.8             All others (2)          46.9

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)  No other state comprises more than 5% of the total.

As of September 30, 2000, the weighted average unpaid principal balance of loans that are (1) underlying the CMBS investments of the Company and (2) more than 60 days delinquent is 0.11% of the unpaid principal balance of the total collateral as of that date.

The fair value of the Company's portfolio of CMBS is generally estimated by management based on market prices provided by third party market participants. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market level exchange.

At September 30, 2000, the un-leveraged, un-hedged, weighted average yield to maturity (excluding default and prepayment estimates) of the Company's CMBS portfolio was 12.76%.

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

At September 30, 2000, the Company had open contracts to sell U.S. Treasury securities with face amounts totaling $36,294,000 and a fair value of $35,133,983. Although the Company generally does not settle these contracts at expiration, but instead rolls them over into new contracts, if the Company had settled its open contracts at September 30, 2000, the counterparty would have been required to pay the Company $30,660.

The unrealized loss on these contracts for the three months and nine months ending September 30, 2000 was $906,756 and $2,131,021, respectively, which is included in gain (loss) from securities-trading in the consolidated statement of operations. The unrealized gain (loss) on these contracts for the three months and nine months ended September 30, 1999 was ($845,448) and $2,944,597, respectively, which is included in gain (loss) from securities-trading in the consolidated statement of operations. The realized loss on these contracts for the three months and nine months ended September 30, 2000 was $293,231 and $668,731, respectively, which is included in gain (loss) from securities-trading in the consolidated statement of operations. The realized gains on these contracts for the three months and nine months ended September 30, 1999 was $1,766,946, which is included in realized gain (loss) from securities-trading in the consolidated statement of operations.

The Company earned $523,041 and $1,238,832 on short sale proceeds held by brokers and incurred interest of $472,885 and $1,186,723 on the short sales contracts for the three months and nine months ending September 30, 2000, respectively. The Company earned $575,794 and $1,747,764 on short sale proceeds held by brokers and incurred interest of $769,938 and $2,384,192 on the short sales contracts for the three months and nine months ending September 30, 1999, respectively.

NOTE 4 COMMON STOCK

On June 30, 1998, the Company's Board of Directors authorized a program to repurchase up to 400,000 shares of Class A Common Stock (the "Stock Repurchase Program"). Pursuant to the Stock Repurchase Program, purchases of Class A Common Stock have been and will be made at the sole discretion of management in the open market or in privately negotiated transactions until the earlier to occur of (i) the date on which the Company acquires, in the aggregate, 400,000 shares of Class A Common Stock, or (ii) June 30, 1999. On September 8, 1998, the Board of Directors authorized management to repurchase an additional 400,000 shares prior to September 30, 1999, at a price not to exceed $13.60. On November 17, 1999, the Board of Directors authorized management to repurchase an additional 400,000 shares and extended the program to September 30, 2000, at a price not to exceed $8.75. Through September 30, 2000, the Company had repurchased a total of 1,128,200 shares in the open market at a cost of $10,254,825. The Company has not repurchased any shares since January 7, 2000. In accordance with Maryland law, all repurchased shares of common stock are retired.

During the nine months ended September 30, 2000 the independent members of the Board of Directors received 3,075 shares of Class A Common Stock as compensation for their service to the Company.

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

The Company also pays the Manager, as incentive compensation, an amount equal to 25% of the Adjusted Net Income of Clarion, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to 2.5% over the Ten-Year U.S. Treasury.

In accordance with the terms of the Management Agreement, the Company incurred $134,772 and $391,253 in base management fee expense for the three months and nine months ended September 30, 2000, respectively. The Company paid $144,329 and $439,791 in base management fees for the three months and nine months ended September 30, 1999, respectively. The Company has not accrued for, or paid, the Manager any incentive compensation since inception.

NOTE 6 REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements with Bear Stearns to finance a portion of its investments. As of September 30, 2000 and December 31,1999, the Company had entered into repurchase agreements in the amount of $32,392,000 and $64,691,000, respectively. All of the repurchase agreements outstanding at September 30, 2000 mature in 30 days, and the weighted average interest rate was 7.32%, based on one-month LIBOR plus a weighted average spread of 0.70%. The weighted average maturity of the agreements as of December 31, 1999 was 19.4 days, with no agreement having a maturity greater than 30 days, and the weighted average interest rate was 6.98%, based on one-month LIBOR plus a weighted average spread of 0.60%. The repurchase agreements are collateralized by the Company's portfolio of CMBS investments.

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

On October 12, 2000, the Company's Board of Directors unanimously voted to recommend a plan of liquidation and dissolution to its stockholders. After reviewing the Company's strategic alternatives, the Board concluded that the liquidation of the Company was the best available alternative for maximizing stockholder value and, accordingly, was in the best interests of the Company and its stockholders. The Company plans to submit a plan of liquidation and dissolution to its stockholders for consideration at a stockholder's meeting that is expected to be held in the first quarter of 2001. Monroe Investment Corp., the holder of approximately 43% of the Company's outstanding common stock, has advised the Company that it supports the implementation of a plan of liquidation. Management cannot determine at this time, whether the plan of liquidation will be adopted and, if it is adopted, the timing or amount of any liquidating distributions to the Company's shareholders.

The following discussion of the Company's financial condition, results of operations, and capital resources and liquidity should be read in conjunction with the Company's financial statements and related notes.

MARKET CONDITIONS:

The three months ending September 30, 2000, were relatively calm for the CMBS markets, as spreads on subordinate classes of CMBS widened slightly. The price of a fixed income security (such as a CMBS) or a commercial loan is often determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security tightens (or decreases), the price (or value) of the security rises.

Spreads on the subordinate classes of CMBS widened slightly in the three months ending September 30, 2000 and interest rates decreased. The ten-year U.S Treasury rate decreased approximately 0.23% in the three months ending September 30, 2000. This compares to a rise of 0.10% in the three months ending September 30, 1999. In the same way that a widening (narrowing) spread for CMBS causes their value to fall (rise), increasing (decreasing) interest rates also causes their value to fall (rise). In order to offset a potential loss in CMBS value due to increasing interest rates, the Company "sells short" U.S. Treasury securities that increase in value as interest rates rise. In the three months ended September 30, 2000 and 1999, respectively, the Company's short positions in U.S. Treasury securities effectively offset the change in value of the Company's CMBS due to changes in interest rates.

In the beginning of the fourth quarter of 2000, spreads in the high yield corporate fixed income market have widened significantly. This widening of spreads in the high yield corporate market, may lead to a decline in the value of the Company's assets.

RESULTS OF OPERATIONS

General:

Net income for the three months and nine months ending September 30, 2000 amounted to $530,525 or $0.13 per share, basic and diluted, and $2,414,461 or $0.58 per share, basic and diluted, respectively. The net income for the three months ending September 30, 2000 was attributable primarily to income from investments of $2.7 million. This was offset by interest expense of $1.1 million, net loss (realized and unrealized) from securities-trading of $0.7 million and other expenses of $0.4 million. The net income for the nine months ending September 30, 2000 was attributable primarily to income from investments of $8.1 million and was offset by interest expense of $3.4 million, other expenses of $1.2 million, and a $1.1 million loss (realized and unrealized) from securities-trading.

Net income for the three months and nine months ending September 30, 1999 amounted to $2,026,553 or $0.45 per share, basic and diluted, and $5,719,133 or $1.26 per share, basic and diluted, respectively. The net income for the three months ending September 30, 1999 was attributable primarily to income from investments of $3.3 million and net gains (realized and unrealized) from securities-trading of $0.8 million. This was offset by interest expense of $1.7 million, and other expenses of $0.3 million. The net income for the nine months ending September 30, 1999 was attributable primarily to income from investments of $9.7 million and net gains (realized and unrealized) of $2.1 million. This was offset by interest expense of $5.1 million and other expenses of $1.0 million.

The results of operations realized during the period ending September 30, 2000 are not necessarily indicative of the results that may be expected for future periods.

Investment Income:

For the three months and nine months ending September 30, 2000 and for the three months and nine months ending September 30,1999, the Company earned income from investments as follows:

                                            Three Months         Nine Months        Three Months         Nine Months
                                               Ending               Ending              Ending             Ending
                                            September 30,       September 30,       September 30,       September 30,
              Investment                        2000                2000                1999                1999
              ----------                        ----                ----                ----                ----
CMBS                                         $1,990,799          $6,422,279          $2,279,880          $6,801,613
Deposits with brokers as collateral
 For securities sold short                      523,042           1,238,832             575,794           1,747,764
Commercial mortgage loan                             --                  --             230,649             702,699
Mezzanine investment                            130,470             355,771             136,185             404,805
Cash and cash equivalents                        21,490             100,769              28,960              57,035
                                             ----------          ----------          ----------          ----------
TOTAL                                        $2,665,801          $8,117,651          $3,251,468          $9,713,916
                                             ==========          ==========          ==========          ==========

Interest Expense:

For the three months and nine months ending September 30, 2000, the Company incurred interest expense of $616,757 and $2,262,567 from repurchase agreements and $472,885 and $1,186,723 from government securities sold short, respectively. For the three months and nine months ending September 30, 1999, the Company incurred interest expense of $930,181 and $2,722,203 from repurchase agreements and $769,938 and $2,384,192 from government securities sold short, respectively.

As of September 30, 2000 and December 31, 1999, the Company had entered into repurchase agreements in the amount of $32,392,000 and $64,691,000, respectively. The weighted average interest rates were 7.32% and 6.98%, respectively, and were based on one-month LIBOR plus a weighted average spread of 0.70% and 0.60%, respectively. All of the Company's repurchase agreements are with Bear Stearns.

As of September 30, 2000, the Company had the following open short positions in U.S. Treasury securities: $34,031,000 (face) of U.S. Treasury 5.50%, 05/15/2009 and $2,263,000 (face) of U.S. Treasury 5.25%, 02/15/2029. As of December 31,
1999, the Company had the following open short positions in U.S. Treasury securities: $291,000 (face) of U.S. Treasury 5.25%, 02/15/2029, $21,151,000
(face) of U.S. Treasury 6.00% 08/15/2009 and $3,881,000 (face) of U.S. Treasury 6.50% 11/15/2026.

Other Expenses:

In accordance with the terms of the Management Agreement, an expense of $134,772 and $391,253 in base management fees was incurred for the three months and nine months ending September 30, 2000, respectively. The Company incurred $144,329 and $439,791 in base management fees for the three months and nine months ended September 30, 1999, respectively. The Company has not accrued for or paid any incentive compensation to the Manager since inception.

Other Operating Gains & Losses

For the three months and nine months ending September 30, 2000, the Company recognized losses of $689,543 and $1,085,045 respectively, on its securities portfolio. For the three months and nine months ended September 30, 1999, the Company recognized gains of $210,004 and $3,036,795, respectively, on its securities portfolio.

In the three months ending September 30, 2000 the Company sold two of its CMBS investments and one CMBS investment paid off in full at maturity for total proceeds of $18,980,940. These transactions resulted in realized losses of $63,514.

CHANGES IN FINANCIAL CONDITION

General: Total assets as of September 30, 2000, amounted to $108.1 million and were comprised primarily of $66.8 million of CMBS, $35.7 million of deposits with brokers as collateral for securities sold short, cash and cash equivalents of $0.6 million and a mezzanine investment of $3.7 million. Total liabilities of the Company as of September 30, 2000 amounted to $69.7 million and were comprised primarily of repurchase agreements in the amount of $32.4 million and government securities sold short in the amount of $35.1 million. Total assets as of December 31, 1999 amounted to $132.1 million. They were comprised primarily of $100.9 million of CMBS and $25.2 million of deposits with brokers as collateral for securities sold short. Total liabilities of the Company as of December 31, 1999 amounted to $91.5 million. They were comprised primarily of repurchase agreements in the amount of $64.7 million and government securities sold short in the amount of $24.5 million.

CAPITAL RESOURCES AND LIQUIDITY:

Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities and for other general business purposes. The Company's primary sources of funds for liquidity consist of repurchase agreements, maturities and principal payments on securities and loans, and proceeds from sales thereof. If the Company were unable to replace its short term financing, it may be forced to sell its assets in order to pay down its repurchase agreements at a time when the market for the sale of such assets is unfavorable. If this were to occur, the Company could realize substantial losses.

The Company's operating activities generated cash flows of $36.7 million during the nine months ending September 30, 2000. This was due primarily to an excess of interest income on investments over financing costs of approximately $3.5 million and net proceeds from buying and selling commercial mortgage backed securities of $35.0 million, offset by the net increase in deposits with broker as collateral for securities sold short of $2.0 million. This compares with the Company's operating activities during the nine months ended September 30, 1999 which generated cash flows of $18.9 million. This was due primarily to an excess of interest income on investments over financing costs of approximately $4.6 million and net proceeds from buying and selling commercial mortgage backed securities of $11.6 million.

The Company's investing activities generated cash flows totaling $12.0 million during the nine months ending September 30, 1999 primarily through the proceeds from the sale of the commercial mortgage loan receivable.

The Company's financing activities used cash of $37.3 million during the nine months ending September 30, 2000 and consisted primarily of payments made on repurchase agreements of $32.3 million, repurchases of stock of $2.3 million, decrease in treasury stock payable of $0.2 million and distributions to shareholders of $2.5 million. The Company's financing activities used $30.3 million during the nine months ending September 30, 1999 and consisted primarily of payments made on repurchase agreements of $26.7 million, purchases of treasury stock of $1.0 million and distributions to shareholders of $2.6 million.

The Company, in order to avoid corporate income taxation of the earnings that it distributes, is required to distribute annually at least 95% of its taxable income to stockholders. It is possible that the Company may experience timing differences between the actual receipt of income and the inclusion of that income in the calculation of taxable income.

If the cash generated by the Company's investments is insufficient to fund the distributions to stockholders that are required to maintain the Company status as a REIT, the Company may access cash reserves or seek sources of additional financing in order to fund the distributions.

STOCKHOLDERS' EQUITY:

Stockholders' equity as of September 30, 2000 was $38.3 million. In the nine months ending September 30, 2000, stockholders' equity decreased by $2.3 million. This decrease was due primarily to the repurchase of stock in the amount of $2.3 million and the payment of $2.4 million in distributions and was offset by net income from operations of $2.4 million.

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

In the beginning of the fourth quarter of 2000, spreads in the high yield corporate fixed income market have widened significantly. This widening of spreads in the high yield corporate market, may lead to a decline in the value of the Company's assets.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
     At September 30, 2000 there were no legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities and Use of Proceeds
     Not applicable

Item 3. Defaults Upon Senior Securities
     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
     None

Item 5. Other Information
     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         27.1 Financial Data Schedule

     (b) Reports on Form 8-K

     (1) The Company filed a Form 8-K on October 12, 2000, which contained a news release announcing the proposed liquidation of the Company by the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CLARION COMMERCIAL HOLDINGS, INC,

Dated: November 9, 2000                 By: /s/ Fredrick D. Arenstein

                                        ---------------------------------
                                        Name: Fredrick D. Arenstein
                                        Title: Treasurer