Form 10-K
period 2000-12-31
CLARION COMMERCIAL HOLDINGS INC
filed 2001-04-02
CIK 1056880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________

                         Commission File Number: 1-14167

                        CLARION COMMERCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

              Maryland                                     13-3988895
--------------------------------------------------------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

            335 Madison Avenue,
             New York, New York                              10017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

At March 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $31,772,465 based upon the closing sale price of the Class A Common Stock ($.001 par value) on the New York Stock Exchange on that date. As of March 15, 2001, 4,073,393 shares of Class A Common Stock ($.001 par value) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be issued in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

PART I.........................................................................3

   ITEM 1.  BUSINESS...........................................................3
   ITEM 2.  PROPERTIES........................................................12
   ITEM 3.  LEGAL PROCEEDINGS.................................................12
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12

PART II.......................................................................12

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS...............................................12
   ITEM 6.  SELECTED FINANCIAL DATA...........................................13
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................14
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........19
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................22
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................22

PART III......................................................................22

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................22
   ITEM 11. EXECUTIVE COMPENSATION............................................22
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....22
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................22

PART IV.......................................................................23

   ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K..................................23

                                     PART I

ITEM 1. BUSINESS

GENERAL

Clarion Commercial Holdings, Inc. (the "Company"), a Maryland corporation, was organized in February 1998 as a specialty finance company and has elected to be a real estate investment trust (a "REIT") for U.S. Federal income tax purposes. The Company's objective is to build a diverse portfolio of commercial real estate investments ("Real Estate Investments") in an attempt to provide a high rate of return to its stockholders, without incurring risk deemed unacceptable by the Company's investment manager or that would compromise the Company's REIT qualification.

On October 12, 2000, the Company's Board of Directors unanimously voted to recommend that a plan of liquidation and dissolution be submitted to its stockholders. After reviewing the Company's strategic alternatives, the Board concluded that the liquidation of the Company was the best available alternative for maximizing stockholder value and, accordingly, was in the best interest of the Company and its stockholders. On March 6, 2001, the Company's Board of Directors approved a specific plan of liquidation and dissolution and determined to submit the plan to the Company's stockholders for their consideration. In addition, on March 8, 2001, the Company entered into a liquidation agreement pursuant to which, subject to the approval of the plan of liquidation and dissolution by the Company's stockholders, (i) the Company's existing management agreement with Clarion Capital, LLC would be amended to provide that Clarion Capital, LLC, the existing manager of the Company's assets, will manage the liquidation of the Company and (ii) the Company would sell to Clarion Capital, LLC for $250,000 the Company's 10% membership interest in Clarion Capital, LLC and the Company's option to purchase the remaining 90% membership interest in Clarion Capital, LLC. The liquidation agreement also extends the exercise period for the Company's option to purchase the remaining 90% membership interest in Clarion Capital from March 31, 2000 to November 30, 2001 so that the Company will retain the ability to exercise this option if the plan of liquidation and dissolution is not approved by the Company's stockholders and, as a result, this option is not sold to Clarion Capital, LLC.

The Company is not soliciting the vote of any of its stockholders with respect to the plan of liquidation and dissolution pursuant to this Annual Report on Form 10-K. The Company intends to provide to stockholders as soon as reasonably practicable a definitive proxy statement relating to an annual meeting of stockholders at which, among other things, the plan of liquidation and dissolution will be considered.

The Company focuses primarily on the following types of Real Estate Investments:

The Company may acquire various classes (primarily subordinate, including "first loss") of commercial mortgage-backed securities ("CMBS"). CMBS are generally multiclass debt or pass-through securities backed by a commercial mortgage loan or a pool of commercial mortgage loans. Subordinate classes of CMBS offer a higher expected rate of return than more senior classes of CMBS, but are subject to greater risk of loss of principal and nonpayment of interest.

The Company may also make other investments in commercial real estate assets, including mezzanine investments, real property investments and investments in companies that have substantial holdings of real estate related assets.

The following table sets forth the composition of the Company's principal assets:

                       Table 1.1 - Principal Assets as of

                                              December 31, 2000            December 31, 1999
                                        -------------------------------------------------------
                 Asset                                    Value as %                 Value as %
                                             Value         of Total        Value      Of Total
                                          ($ million)       Assets      ($ million)    Assets
-----------------------------------------------------------------------------------------------
CMBS                                         $ 48.6         59.3%         $  100.9        76.4%
Deposits with brokers as collateral
for securities sold short                      28.0         34.2%             25.2        19.1%
Mezzanine investment                            3.9          4.8%              3.9         2.9%
                                        -------------------------------------------------------
     TOTAL                                   $ 80.5         98.3%         $  130.0        98.4%
                                        =======================================================

THE MANAGER

The Company has no employees. The Company's day-to-day operations are managed by Clarion Capital, LLC (the "Manager"), subject to the direction and oversight of the Company's Board of Directors and the terms of a Management Agreement (the "Management Agreement") between the Manager and the Company. The Manager was formed in December 1997 and has registered with the SEC as an investment adviser.

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

Base Management Fee - 1% of the average stockholders' equity in the Company, excluding any mark-to-market adjustments to the Company's assets. Stockholders' equity will be determined in accordance with generally accepted accounting principals.

Incentive Fee - The product of (A) 25% of the dollar amount by which (1) Adjusted Net Income of the Company per share of common stock (based on the weighted average number of shares outstanding) exceeds (2) an amount equal to
(a) the weighted average of the price per share of the common stock at the initial offering and the prices per share at any secondary offerings of common stock by the Company multiplied by (b) the Ten-Year U.S. Treasury Rate plus 2.5% per annum multiplied by (B) the weighted average number of shares of common stock outstanding, calculated as a quarterly average over the prior four quarters.

In accordance with the terms of the Management Agreement, the Company paid the Manager $536,297, $575,928 and $495,596 in base management fees for the years ended December 31, 2000 and 1999 and for the period June 2, 1998 (commencement of operations) to December 31, 1998, respectively. The Company has neither accrued for, nor paid, the Manager any incentive compensation since commencement of operations.

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

INVESTMENTS

The Company invests principally in the following types of assets:

CMBS

The Company acquires various classes (primarily subordinate, including "first loss") of CMBS. CMBS are generally multiclass debt or pass-through securities backed by a commercial mortgage loan or a pool of commercial mortgage loans. CMBS include, but are not limited to, regular and residual interests in REMICs (the term "REMIC" means a real estate mortgage investment conduit) and regular interests in certain FASITs (the term "FASIT" means a financial asset securitization investment trust) and may be issued in public (registered) or private transactions by either governmental or private entities. Private issuers include investment banks, commercial banks, insurance companies and property owners.

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

Ratings may be assigned to CMBS by the rating agencies such as Fitch IBCA Investors Service L.P. ("Fitch"), Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Group ("S&P"). These ratings are substantially determined by the debt service coverage and loan-to-value ratios of the pool and are relative, representing the subjective opinions of the agencies. It is possible that an agency may change its rating, after its initial evaluation, to reflect subsequent events, both negative and positive. Therefore, although these ratings will be used by the Manager as an important factor in its selection process, the Manager will rely principally upon its own credit analysis.

The following tables present information on the Company's investments in CMBS as of December 31, 2000 and 1999. Included in the tables are the following terms:

DELINQUENCIES - Represents the total unpaid principal balance of the loans underlying the CMBS more than 60 days delinquent at the indicated date as a percentage of the unpaid principal balance of the collateral at that date.

ISSUE DATE - Represents the date on which the indicated security was issued.

SUBORDINATION PERCENTAGE - Represents the principal amount of securities and the reserve fund (if any) that are subordinate in right of payment to the indicated class of CMBS, expressed as a percentage of the entire outstanding amount of securities and the reserve fund.

WEIGHTED AVERAGE DSCR - Represents the weighted average of the debt service coverage ratios of the loans underlying the CMBS, which is calculated by dividing cash flow available for debt service by debt service as reported in the offering memorandum for each issue.

WEIGHTED AVERAGE LTV - Represents the weighted average of the ratio of the loan amount to the value of the underlying collateral as reported in the offering memorandum for each issue.

          TABLE 1.2 - CMBS Investments as of December 31, 2000 and 1999


                                                                                           Subordination
Securities as of                                        Wtd. Avg DSCR    Wtd. Avg LTV      Percentage as     Delinquencies
    12/31/00           Face Amount       Issue Date      at Issuance      at Issuance        of 12/31/00     as of 12/31/00
---------------------------------------------------------------------------------------------------------------------------
CCMSC 1998-2              $ 6,155,000      11/19/98          1.53            68.39%             5.36%                 0.00%
DLJCM 1998-CF1              5,000,000      03/02/98          1.35            65.40              6.53                  0.45
DLJCM 1998-CF1             15,000,000      03/02/98          1.35            65.40              2.84                  0.45
DLJCM 1998-CF1              6,300,000      03/02/98          1.35            65.40              2.07                  0.45
DLJCM 1998-CF1             16,800,140      03/02/98          1.35            65.40              0.00                  0.45
GMAC 1997-C1               15,000,000      09/30/97          1.33            71.48              7.28                  0.15
MART 1999-1                16,440,000      11/25/97          2.46            57.67              0.00                  0.00
                          -----------                        -------------------------------------------------------------

Total / Wtd. Avg          $80,695,140                        1.73            64.62%             3.32%                 0.18%
                          ===========                        =============================================================

                                                                                           Subordination
Securities as of                                        Wtd. Avg DSCR    Wtd. Avg LTV       Percentage as     Delinquencies
    12/31/99           Face Amount       Issue Date      at Issuance      at Issuance        of 12/31/99     as of 12/31/99
---------------------------------------------------------------------------------------------------------------------------
BTR 1998-SIA              $22,000,000      02/13/98          1.65            73.91%            54.34%                 0.00%
CDCSC 1999-FL1             15,000,000      12/16/99          1.47            57.60             47.00                  0.00
DLJCM 1998-CF1              5,000,000      03/02/98          1.35            65.40              6.45                  0.32
DLJCM 1998-CF1             12,000,000      03/02/98          1.35            65.40              2.81                  0.32
DLJCM 1998-CF1              6,300,000      03/02/98          1.35            65.40              2.04                  0.32
DLJCM 1998-CF1             16,800,140      03/02/98          1.35            65.40              0.00                  0.32
DLJCM 1999-STF1            10,000,000      11/05/99          1.16            69.20             50.00                  0.00
GMAC 1997-C1               15,000,000      09/30/97          1.33            71.00              6.98                  0.44
MART 1999-1                16,440,000      11/25/97          2.46            57.67              0.00                  0.00
MSC 1998-XL1                4,776,000      06/11/98          1.90            58.40              1.52                  0.00
MSC 1998-XL1               13,888,151      06/11/98          1.90            58.40              0.00                  0.00
                          -----------                        -------------------------------------------------------------

Total / Wtd. Avg          $137,204,291                       1.65            64.97%            24.91%                 0.09%
                          ===========                        =============================================================

              TABLE 1.3 - Distribution of Loans Underlying the CMBS
                     Investments by Property Type and State

                          Percentage as of                   Percentage as of
     Property Type           12/31/00 (1)         State         12/31/00 (1)
     ------------------------------------------------------------------------
        Retail                54.1%                CA               28.6%
      Multifamily             12.1                 MO               12.3
        Office                11.7                 NY                6.3
         Hotel                 9.9                 NJ                6.1
      Industrial               4.7           All others (2)         46.7
         Other                 7.5

            (1) Based on a percentage of the total unpaid principal balance to the underlying loans.

            (2)   No other state comprises more than 5% of the total.

          TABLE 1.4 - Distribution of CMBS Investments by Rating Class

                                                    Distribution
                                  Rating           as of 12/31/00
                         -----------------------------------------
                         BBB                                 33.1%
                         BB                                  42.1
                         B                                   18.5
                         NR                                   6.3
                                                  ----------------
                         TOTAL                             100.0%
                                                  ================

COMMERCIAL MORTGAGE LOANS

During 1999, the Company disposed of its investment in a commercial mortgage loan for proceeds of $11.9 million. The Company realized a loss of approximately $1.0 million during 1999 due to impairment provisions and the ultimate sale of the loan. The investment was a first mortgage loan secured by The OMNI Hotel in Newport News, Virginia. The mortgage loan was made on December 18, 1997 and had an original principal amount of $12.6 million.

As of December 31, 2000, the Company did not own any commercial mortgage loan investments.

MEZZANINE INVESTMENTS

The Company may make mezzanine investments, primarily in the form of preferred equity. A preferred equity investment is an ownership interest in real property that is generally entitled to receive preferential treatment with respect to distributions of income generated by that property.

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

As an example of a mezzanine investment, the Company may lend to, or invest as preferred equity in, the owner of a commercial property that is subject to a first mortgage lien equal to 70% of its value an additional 20% to 25% of the value of the property. Typically, in the case of a loan, either the owner would pledge to the Company, as security for its debt to the Company, the property subject to the first lien (giving the Company a second lien position), or, subject to REIT qualification requirements, partners (or members) of the owner would pledge a partnership or limited liability company ("LLC") interest in the owner (with, in either case, covenants by the partnership or LLC in favor of the Company). If a partnership or LLC interest is pledged, then the Company may be in a position to make decisions with respect to the operations of the property in the event of a default on the loan.

As of December 31, 2000, the Company had one mezzanine investment with a carrying value of $3.9 million. The investment is a preferred limited partnership interest in the owner of The Allwood Brighton Office Center in Clifton, Passaic County, New Jersey. This investment is entitled to an annual return of 11% per annum and a $20,000 return of capital per annum, plus an accrual of an additional 3% per annum, payable on the redemption date for this investment or earlier to the extent of available net cash flow from the property. Such redemption date is August 1, 2002, subject to certain acceleration and extension options. With respect to this investment, "available net cash flow" means cash flow after the payment of operating expenses, tenant improvements, mortgage payments, the 11% annual return on this investment, the $20,000 return of capital per annum and agreed upon reserves. In addition to such fixed returns, the Company will be entitled to receive (1) 20% of "available net cash flow" after payment of the 3% accrual described above and
(2) 20% of the "residual." With respect to this investment, "residual" means net proceeds from the disposition or refinancing of the property less the remaining balance of the senior mortgage, less the principal amount of this investment and any unpaid or accrued interest thereon, less any capital contributions made by the property owner, these contributions not to exceed $300,000. In the case of a refinancing, an independent appraisal will be used to determine the disposition proceeds.

The senior mortgage loan on the property is in an original principal amount of $9.6 million and bears interest at a fixed rate of 7.85% per annum, which rate can be reset by the mortgagee on August 1, 2002. In the event the property owner accepts a rate reset, the senior loan will be extended for an additional five years. If the property owner does not accept a rate reset, the loan will mature on August 1, 2002. The senior mortgage amortizes over a 25-year period, was originated on July 16, 1997 and prepayment was prohibited until July 16, 1999. No prepayments have been made. A yield maintenance premium will be due in the case where a prepayment is made after July 16, 1999 and more than 120 days before maturity.

The property consists of three suburban office buildings totaling 164,036 square feet of net rentable area. The first building contains four floors, 52,445 rentable square feet and is 100% occupied by five tenants. The second building contains four floors, 52,591 rentable square feet and is 100% occupied by 14 tenants. The third building contains two floors, 59,000 rentable square feet and is occupied 100% by one tenant. The effective rent for all three buildings as of March 2001 was $17.47 per square foot.

The two four story buildings were built in 1986. Each building lobby has a four-story atrium featuring circular interior stairwells and rooftop skylights. Two elevators in each building provide access from the lobby. The third building was constructed in the 1950's and was completely renovated in 1992. There are currently no plans to further renovate or improve the property.

The third building is 100% leased to a national retailer, pursuant to a lease that expires on September 30, 2008 and has an annual rent of $1,037,810. The same retailer also occupies 17,560 square feet in the first building under a separate lease that expires on December 31, 2005 and has an annual rent of $298,520. The same retailer also occupies 10,442 square feet in the second building under a third lease that expires on December 31, 2005 and has an annual rent of $184,372. The businesses carried on by the other tenants include an employment agency, a trade association, a construction company and a publishing company. The retailer is the only tenant occupying more than 10% of the rentable square footage of the property.

The following table details the schedule of lease expirations for the next five years:

             TABLE 1.5 - Lease Expirations for Mezzanine Investment

                                                              % of Gross
                    Square Footage          Annual Rent       Annual Rent
          Year         Expiring               Expiring          Expiring
         ----------------------------------------------------------------
          2001             7,144 SF          $ 119,820              4.18%
          2002            16,882 SF          $ 296,940             10.36%
          2003            38,838 SF          $ 656,415             22.91%
          2004                -- SF          $      --                --
          2005            39,672 SF          $ 739,632             25.82%

As of December 31, 2000, the borrower was current on all obligations to the Company under the terms of this mezzanine investment.

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

As of December 31, 2000, the Company had made no investments in real property, development or rehabilitation projects, foreign real estate or real estate companies.

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

As of December 31, 2000 and 1999, the Company had sold short U.S. Treasury securities with a face amount of $27.8 million and $25.3 million as part of the Company's strategy of hedging the Company's portfolio against interest rate changes.

TAXATION OF THE COMPANY

The Company has elected to be taxed as a REIT under sections 856 through 860 of the Code (the "Code" means the Internal Revenue Code of 1986, as amended) commencing with its short taxable year ending on December 31, 1998. The Company currently expects that it will operate in a manner that will permit the Company to qualify as a REIT, which depends on its ability to meet various requirements imposed by the code, including income and asset tests, distribution levels, and stock ownership diversity. Treatment as a REIT will permit the Company to deduct dividend distributions to its stockholders for federal income tax purposes, thus, effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders.

There can be no assurance, however, that the Company will qualify as a REIT in any particular taxable year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the circumstances of the Company including the proposed liquidation. The Company may be subject to state and local taxes in certain jurisdictions.

If the Company fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Company may be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. The Company might be required to borrow funds or liquidate certain investments in order to pay the applicable tax. Distributions to the Company's stockholders in any year in which the Company fails to qualify may not be deductible by the Company nor will they be required to be made. In such event, to the extent of the Company's current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income and, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statutory provisions, the Company also will be disqualified from taxation as a REIT for the four taxable years following the year during which the Company ceased to qualify as a REIT. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief.

INVESTMENT ACTIVITY

Acquisitions and Dispositions

During 2000, the Company acquired 11 classes of CMBS in open market transactions for $61.1 million. The Company disposed of 13 classes of CMBS, in open market transactions for approximately $93.5 million. The sale of these securities resulted in realized losses of $2.2 million.

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

In 1999, the Company disposed of its investment in a commercial mortgage loan in an open market transaction for $11.9 million. The Company realized a loss of $1.0 million on the disposition.

The proceeds from the sales of CMBS and the commercial loan were used by the Company to reduce its borrowings under repurchase agreements. The following chart shows the outstanding principal amount of borrowings by the Company under repurchase agreements, and shareholders' equity of the Company as of the end of the last eight fiscal quarters:

               TABLE 1.6 - Borrowings under Repurchase Agreements

                           Borrowings under
                        Repurchase Agreements     Stockholders' Equity
              Date              ($MM)                    ($MM)
             ---------------------------------------------------------
              3/31/99             $58.7                    $40.6
              6/30/99              71.7                     41.1
              9/30/99              32.2                     42.0
             12/31/99              64.7                     40.6
              3/31/00              55.9                     39.2
              6/30/00              30.8                     38.6
              9/30/00              32.4                     38.3
             12/31/00              14.1                     38.0

ITEM 2. PROPERTIES

The Company owns no real property. The Company utilizes office space of the Manager at 335 Madison Avenue, New York, NY 10017 as its executive office.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

The Common Stock of the Company has been trading on the New York Stock Exchange since its initial offering on June 2, 1998 under the symbol "CLR". As of March 15, 2001, the closing price for the Company's common stock, as reported on the New York Stock Exchange was $7.80 and the Company had 4,073,393 shares of Common Stock outstanding, which were held by 36 holders of record and approximately 1,600 beneficial owners.

The following table sets forth the high, low and closing share price as reported on the New York Stock Exchange and the cash distributions declared per share of Common Stock.

               TABLE 5.1 - Share Price and Distributions Declared

                                            (Price per Share)
                                 ----------------------------------
                                                                         Cash Distributions
                  Period          High         Low         Close         Declared per Share
        -----------------------------------------------------------------------------------
        First quarter 1999       $6.56        $4.38        $5.75               $0.20
        Second quarter 1999       7.38         5.81         6.75                0.20
        Third quarter 1999        7.63         6.38         7.25                0.20
        Fourth quarter 1999       8.00         6.56         7.75                0.20
        First quarter 2000        7.81         4.75         5.75                0.20
        Second quarter 2000       6.38         4.00         5.38                0.20
        Third quarter 2000        6.19         5.25         5.69                0.20
        Fourth quarter 2000       7.38         5.13         7.25                0.20

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data of the Company and its subsidiaries for the periods indicated. Additional financial information is set forth in the audited financial statements and notes thereto and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                                              For the period June 2,
                                                                                                1998 (commencement
                                                    For the Year Ended    For the Year Ended    of operations) to
                  OPERATIONS DATA                    December 31, 2000     December 31, 1999    December 31, 1998
                                                    ----------------------------------------------------------------
Income
      Interest income from securities - trading         $  9,919,817          $ 10,817,837              $ 12,580,589
      Other investment income                                603,378             1,307,694                   919,876
                                                    ----------------------------------------------------------------
                                                          10,523,195            12,125,531                13,500,465
                                                    ----------------------------------------------------------------
Expense
      Interest                                             4,384,284             6,046,282                 8,571,422
      Other expenses                                       1,631,306             1,341,739                 1,683,411
                                                    ----------------------------------------------------------------
                                                           6,015,590             7,388,021                10,254,833
                                                    ----------------------------------------------------------------

Other operating gains (losses)                            (1,678,779)            1,295,162               (51,969,592)
                                                    ----------------------------------------------------------------

Net income (loss)                                       $  2,828,826          $  6,032,672              ($48,723,960)
                                                    ================================================================

Net income (loss) per share (basic and diluted)         $       0.70          $       1.33                    ($9.93)
                                                    ================================================================

Distributions per share                                 $       0.80          $       0.80              $       0.74
                                                    ================================================================

SELECTED BALANCE SHEET DATA                          December 31, 2000     December 31, 1999    December 31, 1998
                                                    ----------------------------------------------------------------
Total assets                                            $ 81,925,996          $132,070,051              $148,022,878
Total liabilities                                         43,982,631            91,475,252               108,106,054
Stockholders' equity                                      37,943,365            40,594,799                39,916,824

The 2000 results of operations reflect realized and unrealized losses from securities-trading totaling $1,678,779. The 1999 results of operations reflect realized and unrealized gains from securities-trading totaling $2,997,828 offset by a realized loss of $952,666 from the sale of the commercial mortgage loan and loss on other investments of $750,000. The 1998 results of operations reflect realized and unrealized losses from securities-trading totaling $49,469,592, and the loss on other investments of $2,500,000.

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

MARKET CONDITIONS:

The year 2000 was a relatively stable year for the Company, as spreads on subordinated classes of CMBS widened slightly. The price of a fixed income security (such as a CMBS) or a commercial loan is often determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security tightens (or decreases), the price or value of the security rises.

While spreads on the subordinate classes of CMBS widened slightly during the year, interest rates decreased. The ten-year U.S Treasury rate dropped approximately 130 basis points in 2000. In the same way that a widening (increasing) spread for CMBS causes their value to fall, increasing interest rates also causes their value to decline. In order to offset this potential loss in CMBS and commercial loan value due to increasing interest rates, the Company "sells short" U.S. Treasury securities that increase in value as interest rates rise. During the year ended December 31, 2000, the Company's short positions in U.S. Treasury securities effectively offset the decline in value of the Company's CMBS positions due to the increase in interest rates.

In the beginning of the fourth quarter of 2000, spreads in the high yield corporate fixed income market widened significantly. This widening of spreads in the high yield corporate market, may lead to a decline in the value of the Company's assets.

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

RESULTS OF OPERATIONS

General:

Net income (loss) for the years ended December 31, 2000 and 1999 and for the period June 2, 1998 (commencement of operations) to December 31, 1998 amounted to $2.8 million or $0.70 per share, $6.0 million or $1.33 per share and ($48.7 million) or ($9.93) per share, respectively. The income for the year ended December 31, 2000 consisted primarily of income from investments of $10.5 million and gains on CMBS of $1.5 million. This was offset by losses from the short positions in government securities of $3.2 million, and interest expense of $4.4 million. The income for the year ended December 31, 1999 consisted primarily of income from investments of $12.1 million and gains from the short positions in government securities of $5.4 million. This was offset by losses on CMBS of $2.4 million, loss on the sale of the commercial mortgage loan of $1.0 million and interest expense of $6.0 million. The net loss for the period June 2, 1998 (commencement of operations) to December 31, 1998 was attributable primarily to realized and unrealized losses on CMBS of $36.9 million, loss from the short positions in government securities of $12.6 million and interest expense of $8.6 million. This was offset by income from investments of $13.5 million.

The results of operations during the years ended December 31, 2000 and 1999 and for the period June 2, 1998 (commencement of operations) to December 31, 1998 are not necessarily indicative of the results that may be expected for future periods.

Investment Income:

For the years ended December 31, 2000 and 1999 and for the period June 2, 1998 (commencement of operations) to December 31, 1998, the Company earned income, as follows:

                          TABLE 7.1 - Investment Income

                                                                                      Income Earned
                                                              ------------------------------------------------------------
                                                                                                           For the period
                                                               For the Year ended  For the Year ended     June 2, 1998 to
                                                                   December 31,       December 31,          December 31,
                  Investment                                           2000               1999                 1998
--------------------------------------------------------------------------------------------------------------------------
CMBS                                                               $ 8,142,284            $ 8,813,736          $ 8,894,931
Deposits with brokers as collateral for securities sold short        1,777,533              2,004,101            3,685,658
Commercial mortgage loan                                                    --                702,699              560,452
Mezzanine investment                                                   486,662                540,812              316,903
Cash and cash equivalents                                              116,716                 64,183               42,521
                                                              ------------------------------------------------------------
TOTAL                                                              $10,523,195            $12,125,531          $13,500,465
                                                              ============================================================

Interest Expense:

For the years ended December 31, 2000 and 1999 and for the period June 2, 1998 (commencement of operations) to December 31, 1998, the Company incurred interest expense from repurchase agreements and government securities sold short, as follows:

                          TABLE 7.2 - Interest Expense

                                                                        Interest Expense
                                                                        ----------------
                                                                                              For The Period June 2,
                                                                                              1998 (commencement of
                                              For The Year Ended       For The Year Ended    operations) to December
                                              December 31, 2000        December 31, 1999             31, 1998
                                           -------------------------------------------------------------------------
Repurchase agreements                             $2,725,370                  $3,356,791                  $4,383,251
Government securities sold short                   1,658,914                   2,689,491                   4,188,171
                                           -------------------------------------------------------------------------
                                                  $4,384,284                  $6,046,282                  $8,571,422
                                           =========================================================================

As of December 31, 2000 and 1999, the Company had entered into repurchase agreements in the amount of $14,100,000 and $64,691,000, respectively. The weighted average interest rates were 7.40% and 6.98%, respectively, and are based on a variable rate, one-month LIBOR plus a weighted average spread of 0.84% and 0.60%, respectively.

As of December 31, 2000, the Company had the following open short positions in U.S. Treasury securities: $2,263,000 (face) of U.S. Treasury 5.25%, 02/15/2029 and $25,516,000 (face) of U.S. Treasury 5.50%, 08/15/2009. As of December 31,
1999, the Company had the following open short positions in U.S. Treasury securities: $291,000 (face) of U.S. Treasury 5.25%, 02/15/2029, $21,151,000
(face) of U.S. Treasury 6.00% 08/15/2009 and $3,881,000 of U.S. Treasury 6.50%
11/15/2026.

Other Expenses:

In 2000 and 1999, other expenses consisted primarily of miscellaneous general and administrative expenses. In 1998, other expenses consisted primarily of due diligence costs of $548,284 incurred relating to transactions that were ultimately abandoned and miscellaneous general and administrative expenses.

In accordance with the terms of the Management Agreement, $536,297, $575,928 and $495,596 in base management fees were paid for the years ended December 31, 2000 and 1999 and for the period June 2, 1998 (commencement of operations) to December 31, 1998, respectively. The Company has not accrued for or paid any incentive compensation to the Manager since inception.

During 1999 and 1998, the Company recorded impairment losses on other investments of $750,000 and $2,500,000, respectively.

CHANGES IN FINANCIAL CONDITION

General: Total assets as of December 31, 2000 and 1999 amounted to $81.9 million and $132.1 million, respectively. These amounts were comprised primarily of $48.6 million and $100.9 million of CMBS and $28.0 million and $25.2 million of deposits with brokers as collateral for securities sold short, respectively.

Total liabilities of the Company as of December 31, 2000 and 1999 amounted to $44.0 million and $91.5 million, respectively. These amounts were comprised primarily of repurchase agreements in the amount of $14.1 million and $64.7 million and government securities sold short in the amount of $28.2 million and $24.5 million, respectively.

CAPITAL RESOURCES AND LIQUIDITY:

Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, investments, loan acquisition and lending activities, make distributions to shareholders in amounts adequate to maintain its REIT status and for other general business purposes. The Company's primary sources of funds for liquidity consist of repurchase agreements and maturities and principal payments on securities and loans, and proceeds from sales thereof.

In 2000, the Company sold 13 classes of CMBS for $93.5 million and purchased 11 classes of CMBS for $61.1 million. It used the net proceeds to reduce its exposure to short term repurchase agreement financing on the subordinate classes of CMBS in its portfolio.

In 1999, the Company sold 5 classes of CMBS for $29.0 million and the commercial mortgage loan for $11.9 million and purchased 6 classes for $47.2 million. It used the proceeds to reduce its exposure to short term repurchase agreement financing on the subordinate classes of CMBS in its portfolio.

In 1998, the tightening of credit markets and the widening of yield spreads on CMBS in the third and fourth quarters adversely affected the liquidity position of the Company. While the Company met all obligations under its financing agreements, it was required to post additional collateral in order to meet increased margin requirements from its lenders. In addition, in October and November 1998, the Company sold 14 classes of CMBS for $105.3 million in order to improve its liquidity.

The proceeds from the sales of CMBS were used by the Company to reduce its borrowings under repurchase agreements. The following chart shows the outstanding principal amount of borrowings by the Company under repurchase agreements:

               TABLE 7.3 - Borrowings under Repurchase Agreements

                                    Borrowings under
                                  Repurchase Agreements
                       Date               ($MM)
                  -------------------------------------
                     6/30/98             $147.7
                     9/30/98              159.9
                     12/31/98              58.9
                     3/31/99               58.7
                     6/30/99               71.7
                     9/30/99               32.2
                     12/31/99              64.7
                     3/31/00               55.9
                     6/30/00               30.8
                     9/30/00               32.4
                     12/31/00              14.1

The weighted average maturity of the repurchase agreements at December 31, 2000 was 29 days. All of the Company's repurchase agreements are with Bear Stearns.

The Company's operating activities generated cash flows of $55.9 million and used cash flows of $11.5 million during the years ended December 31, 2000 and 1999, respectively. In 2000, the cash flow was generated primarily from net proceeds from sale and principal payments of securities-trading. In 1999, the cash flow used was primarily for net purchases of securities - trading. The Company's operating activities used cash flows $127.9 million during the period June 2, 1998 to December 31. The cash flow used was primarily for net purchases of securities - trading and deposits with brokers as collateral for short sales.

The Company's investing activities generated cash flows of $0.1 million for the year ended December 31, 2000 from principal payments received on the mezzanine investment. The Company's investing activities generated cash flows of $12.0 million for the year ended December 31, 1999 primarily from the sale of and principal payments on the commercial mortgage loan. The Company's investing activities used cash flows totaling $16.8 million during the period June 2, 1998 to December 31, 1998 to purchase the commercial mortgage loan and mezzanine investment.

The Company's financing activities used $56.4 million during the year ended December 31, 2000 and consisted primarily of repayments of borrowings under repurchase agreements of $50.6 million, dividends paid of $3.3 million and purchase of treasury stock of $2.5 million. The Company's financing activities provided $0.1 million during the year ended December 31, 1999 and consisted primarily of borrowings under repurchase agreements of $5.8 million offset by dividends paid of $3.3 million and purchase of treasury stock of $2.3 million. The Company's financing activities provided $145.3 million during the period June 2, 1998 to December 31, 1998 and consisted primarily of proceeds from the issuance of common stock of $94.7 million and borrowings under repurchase agreements of $58.9 million.

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

The Company has elected mark-to-market valuation treatment for its investment portfolio under Internal Revenue Code Section 475. Under this election the Company must treat all unrealized trading gains and losses as realized for income tax purposes as well as treating all trading transactions as operating gains and losses. In prior years, the operations of the Company resulted in a net operating loss for income tax purposes. This net operating loss is included in the Company's calculation of "REIT taxable income", which significantly reduces the Company's dividend requirements for REIT distribution requirement purposes.

On October 12, 2000, the Company's Board of Directors unanimously voted to recommend that a plan of liquidation and dissolution be submitted to its stockholders. After reviewing the Company's strategic alternatives, the Board concluded that the liquidation of the Company was the best available alternative for maximizing stockholder value and, accordingly, was in the best interest of the Company and its stockholders. On March 6, 2001, the Company's Board of Directors approved a specific plan of liquidation and dissolution and determined to submit the plan to the Company's stockholders for their consideration. In addition, on March 8, 2001, the Company entered into a liquidation agreement pursuant to which, subject to the approval of the plan of liquidation and dissolution by the Company's stockholders, (i) the Company's existing management agreement with Clarion Capital, LLC would be amended to provide that Clarion Capital, LLC, the existing manager of the Company's assets, will manage the liquidation of the Company and (ii) the Company would sell to Clarion Capital, LLC for $250,000 the Company's 10% membership interest in Clarion Capital, LLC and the Company's option to purchase the remaining 90% membership interest in Clarion Capital, LLC. The liquidation agreement also extends the exercise period for the Company's option to purchase the remaining 90% membership interest in Clarion Capital from March 31, 2000 to November 30, 2001 so that the Company will retain the ability to exercise this option if the plan of liquidation and dissolution is not approved by the Company's stockholders and, as a result, this option is not sold to Clarion Capital, LLC.

The Company is not soliciting the vote of any of its stockholders with respect to the plan of liquidation and dissolution pursuant to this Annual Report on Form 10-K. The Company intends to provide to stockholders as soon as reasonably practicable a definitive proxy statement relating to an annual meeting of stockholders at which, among other things, the plan of liquidation and dissolution will be considered.

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

TABLE 7.4 - Percentage Change in Expected Income and Portfolio Value at December 31, 2000 and 1999, from Changes in Interest Rates

                                                    2000 Change                  1999 Change in
                                   2000 Change in   in Portfolio   1999 Change      Portfolio
       Change in Interest Rates        Income*        Value**       in Income*       Value**
     ------------------------------------------------------------------------------------------
      -250 Basis Points                 30.8%           5.1%          25.8%            2.9%
      -200 Basis Points                 20.6            3.5           22.4             2.5
      -150 Basis Points                 12.8            2.3           18.0             2.0
      -100 Basis Points                  7.1            1.3           12.8             1.4
      -50 Basis Points                   2.9            0.6            6.8             0.7
      No change                          0.0            0.0            0.0             0.0
      +50 Basis Points                  -1.9           -0.4           -7.0            -0.7
      +100 Basis Points                 -2.9           -0.7          -14.7            -1.5
      +150 Basis Points                 -3.2           -0.9          -23.0            -2.4
      +200 Basis Points                 -3.1           -1.0          -31.7            -3.2
      +250 Basis Points                 -2.4           -1.0          -41.0            -4.1

*Income includes expected interest income from CMBS, amortization of market discount on CMBS, net interest income on short positions in government securities and mark to market adjustments to CMBS and government securities from changes in interest rates.
**Portfolio value includes fair value estimate of CMBS and net short position in government securities.

The Company is further exposed to interest rate risk through its short term financing through repurchase agreements at rates that are based on 30-day LIBOR. The repurchase agreements into which the Company has entered are for terms of less than, or equal to 30 days. Changes in interest rates may increase the Company's cost of financing its investments. The following table demonstrates the estimated effect that changes in interest rates would have on the interest expense of the Company, based on borrowings outstanding at December 31, 2000 and 1999:

             TABLE 7.5 - Percentage Change in Interest Expense under
                  Repurchase Agreements from Changes in LIBOR

                                 2000 Change in        1999 Change in
             Change in LIBOR    Interest Expense      Interest Expense
      ----------------------------------------------------------------
       -250 Basis Points                -33.8%               -35.8%
       -200 Basis Points                -27.0                -28.7
       -150 Basis Points                -20.3                -21.5
       -100 Basis Points                -13.5                -14.3
       -50 Basis Points                  -6.8                 -7.2
       No change in LIBOR                 0.0                  0.0
       +50 Basis Points                   6.8                  7.2
       +100 Basis Points                 13.5                 14.3
       +150 Basis Points                 20.3                 21.5
       +200 Basis Points                 27.0                 28.7
       +250 Basis Points                 33.8                 35.8

The investments of the Company are also exposed to spread risk. The price of a fixed income security is generally determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security widens (or increases), the price (or value) of the security falls. As spreads on CMBS widen, the fair value of the Company's portfolio falls. Spread widening in the market for CMBS can occur as a result of market concerns over the stability of the commercial real estate market, excess supply of CMBS, or general credit concerns in other markets. The following table demonstrates the estimated effect that changes in CMBS spreads would have on the value of the Company's CMBS portfolio at December 31, 2000 and 1999:

             TABLE 7.6 - Percentage Change in CMBS Portfolio Value
                          from Changes in CMBS Spreads

                                    December 31, 2000  December 31, 1999
                                     Change in CMBS      Change in CMBS
           Change in CMBS Spreads    Portfolio Value    Portfolio Value
       -----------------------------------------------------------------
       -250 Basis Points                  5.1%                8.6%
       -200 Basis Points                  3.5                 6.9
       -150 Basis Points                  2.3                 5.2
       -100 Basis Points                  1.3                 3.4
       -50 Basis Points                   0.6                 1.7
       No change in CMBS Spreads          0.0                 0.0
       +50 Basis Points                  -0.4                -1.7
       +100 Basis Points                 -0.7                -3.4
       +150 Basis Points                 -0.9                -5.1
       +200 Basis Points                 -1.0                -6.7
       +250 Basis Points                 -1.0                -8.4

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

In February 2001, the Company entered into a Treasury yield lock as an alternative means of hedging the interest rate risk in the CMBS portfolio.

At December 31, 2000 and 1999, the Company had open contracts to sell U.S. Treasury securities with face amounts totaling $27.8 million $25.3 million, respectively. Although the Company generally does not settle these contracts at expiration, but instead rolls them over into new contracts, if the Company had settled its open contracts at December 31, 2000, the Company would have been required to pay the counterparty $295,627 and if the Company had settled its open contracts at December 31, 1999, the counterparty would have been required to pay the Company and $198,347.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 as to the directors and executive officers of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our 2001 annual meeting of stockholders under the headings "Election of Directors" and "Management of the Company."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our 2001 annual meeting of stockholders under the headings "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our 2001 annual meeting of stockholders under the headings "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our 2001 annual meeting of stockholders under the headings "Certain Relationships and Related Transactions."

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits
NONE

(a)   Reports on Form 8-K filed during the quarter ended December 31, 2000

      (1) Form 8-K filed on October 12, 2000, announcing the board of directors recommendation that a plan of liquidation and dissolution be submitted to shareholders for approval.

                        CLARION COMMERCIAL HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.................................................F-1

Consolidated Financial Statements:

Consolidated Statements of Financial Condition at
December 31, 2000 and 1999...................................................F-2

Consolidated Statements of Operations for the years ended
December 31, 2000 and 1999 and for the period June 2, 1998
(commencement of operations) to December 31, 1998............................F-3

Consolidated Statements of Changes in Stockholders' Equity for
the years ended December 31, 2000 and 1999 and for the period
June 2, 1998 (commencement of operations) to December 31, 1998...............F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2000 and 1999 and for the period June 2, 1998
(commencement of operations) to December 31, 1998............................F-5

Notes to Consolidated Financial Statements...................................F-6

      All schedules have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Clarion Commercial Holdings, Inc.
New York, New York

We have audited the accompanying consolidated statements of financial condition of Clarion Commercial Holdings, Inc. and Subsidiaries (together, the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period June 2, 1998 (commencement of operations) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clarion Commercial Holdings, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period June 2, 1998 (commencement of operations) to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company's Board of Directors has voted to submit a plan of liquidation to stockholders. If approved, the Company will adopt the liquidation basis of accounting.


DELOITTE & TOUCHE LLP

New York, New York
March 20, 2001

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 December 31,      December 31,
                                                                                      2000            1999
                                                                                -------------------------------
                            ASSETS
Cash and cash equivalents                                                       $     733,253     $   1,143,182
Securities - trading, at fair value                                                48,605,957       100,893,785
Other investments                                                                   3,918,651         4,106,250
Deposits with brokers as collateral for securities sold short                      28,023,910        25,191,059
Accrued interest receivable and other assets                                          644,225           735,775
                                                                                -------------------------------

      Total assets                                                              $  81,925,996     $ 132,070,051
                                                                                ===============================

                        LIABILITIES
Repurchase agreements                                                           $  14,100,000     $  64,691,000
Government securities sold short                                                   28,225,294        24,518,159
Dividends payable                                                                     812,873           839,356
Treasury stock payable                                                                     --           184,123
Other liabilities                                                                     844,464         1,242,614
                                                                                -------------------------------

      Total liabilities                                                            43,982,631        91,475,252
                                                                                -------------------------------

                  STOCKHOLDERS' EQUITY
Preferred Stock, par value $.01 per share, 25,000,000 shares
    Authorized; no shares issued                                                           --                --
Class A Common Stock, par value $.001 per share, 74,000,000 shares
    Authorized; 4,064,367 and 4,173,380 shares issued and outstanding
    On December 31, 2000 and 1999, respectively                                         4,064             4,173
Class B Common Stock, par value $.001 per share, 1,000,000 shares
    Authorized; 175,000 shares  issued and outstanding on December 31, 1999;
    Converted to Class A shares January 1, 2000                                            --               175
Additional paid-in capital                                                         88,078,116        90,307,988
Net loss and distributions                                                        (50,138,815)      (49,717,537)
                                                                                -------------------------------

Total stockholders' equity                                                         37,943,365        40,594,799
                                                                                -------------------------------

      Total liabilities and stockholders' equity                                $  81,925,996     $ 132,070,051
                                                                                ===============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   For the Period
                                                                                                     June 2, 1998
                                                           For the Year       For the Year        (commencement of
                                                              Ended              Ended             operations) to
                                                       December 31, 2000   December 31, 1999      December 31, 1998
                                                      -------------------------------------------------------------
Income:
    Interest income from securities - trading               $  9,919,817        $ 10,817,837           $ 12,580,589
    Interest income from commercial mortgage loan                     --             702,699                560,452
    Income from other investments                                486,662             540,812                316,903
    Interest income from cash and cash equivalents               116,716              64,183                 42,521
                                                      -------------------------------------------------------------

       Total income                                           10,523,195          12,125,531             13,500,465
                                                      -------------------------------------------------------------

Expenses:
    Interest                                                   4,384,284           6,046,282              8,571,422
    Management fee                                               536,297             575,928                495,596
    Other expenses                                             1,095,009             765,811              1,187,815
                                                      -------------------------------------------------------------

       Total expenses                                          6,015,590           7,388,021             10,254,833
                                                      -------------------------------------------------------------

Other operating gains and losses:
    Gain/(loss)  from securities-trading                      (1,678,779)          2,997,828            (49,469,592)
    Loss on commercial mortgage loan receivable                       --            (952,666)                    --
    Loss on other investments                                         --            (750,000)            (2,500,000)
                                                      -------------------------------------------------------------

       Total other operating gains (losses)                   (1,678,779)          1,295,162            (51,969,592)
                                                      -------------------------------------------------------------

Net Income (loss)                                           $  2,828,826        $  6,032,672           $(48,723,960)
                                                      =============================================================

Net Income (loss)per share:
    Basic                                                   $       0.70        $       1.33           $      (9.93)
                                                      =============================================================

    Diluted                                                 $       0.70        $       1.33           $      (9.93)
                                                      =============================================================

Weighted average shares
    Basic                                                      4,067,812           4,520,004              4,905,778
                                                      =============================================================

    Diluted                                                    4,067,812           4,520,004              4,905,778
                                                      =============================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                      Common Stock             Additional
                                                      ------------              Paid-in         Net Loss and
                                               Class A           Class B        Capital         Distributions        Total
                                               -------           -------        -------         -------------        -----
Balance at June 2, 1998 (commencement of
 operations)                                $          1     $         --     $     14,999     $         --     $     15,000

Issuance of common stock - Class A                 5,000               --       94,682,515               --       94,687,515
Issuance of common stock - Class B                    --              175        3,499,825               --        3,500,000

Class A common stock dividend declared                --               --               --       (3,475,991)      (3,475,991)
Class B common stock dividend declared                --               --               --         (103,250)        (103,250)

Net loss                                              --               --               --      (48,723,960)     (48,723,960)

Common stock repurchase                               --               --       (5,982,490)              --       (5,982,490)
                                            --------------------------------------------------------------------------------

Balance at December 31, 1998                       5,001              175       92,214,849      (52,303,201)      39,916,824

Class A common stock dividend declared                --               --               --       (3,447,008)      (3,447,008)

Net income                                            --               --               --        6,032,672        6,032,672

Common stock repurchase                             (832)              --       (1,949,357)              --       (1,950,189)

Issuance of common stock - Class A                     4               --           42,496               --           42,500
                                            --------------------------------------------------------------------------------

Balance at December 31, 1999                       4,173              175       90,307,988      (49,717,537)      40,594,799

Common stock conversion                              175             (175)              --               --               --

Class A common stock dividend declared                --               --               --       (3,250,104)      (3,250,104)

Net income                                            --               --               --        2,828,826        2,828,826

Common stock repurchase                             (296)              --       (2,321,860)              --       (2,322,156)

Issuance of common stock - Class A                    12               --           91,988               --           92,000
                                            --------------------------------------------------------------------------------

Balance at December 31, 2000                $      4,064     $         --     $ 88,078,116     $(50,138,815)    $ 37,943,365
                                            ================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                    For the Period
                                                                                                                     June 2, 1998
                                                                              For the Year        For the Year       (commencement
                                                                                  Ended              Ended         of operations) to
                                                                               December 31,       December 31,       December 31,
                                                                                   2000                1999              1998
                                                                              ------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                        $   2,828,826      $   6,032,672      $ (48,723,960)
Adjustments to reconcile net income (loss) to net cash provided (used) by
   Operating activities:
     Accretion and amortization, net                                               (624,719)          (580,936)          (276,391)
     Issuance of shares for fees and compensation                                    92,000             42,500                 --
     Net (decrease) increase in unrealized loss on securities-trading            (3,695,090)        (3,672,396)        18,937,803
     Change in unrealized (gain) loss on government securities sold short         3,091,493         (2,867,417)         1,821,042
     Loss on other investments                                                           --            750,000          2,500,000
     Loss on commercial mortgage receivable                                              --            952,666                 --
     Decrease (increase) in accrued interest receivable & other assets               91,550          1,354,116         (2,089,891)
     (Decrease) increase in other liabilities                                      (398,150)        (1,093,546)         2,336,160
     Purchase of securities-trading                                             (50,993,555)       (50,941,888)      (222,588,765)
     Sale and principal payments of securities-trading                          107,735,454         35,033,223        123,218,096
     Decrease (increase) in deposits with broker as collateral for
       securities sold short                                                     (2,832,851)        21,638,982        (46,830,041)
     (Decrease) increase in government securities sold short                        615,642        (18,193,119)        43,757,652
                                                                              ---------------------------------------------------
Net cash provided (used) by operating activities                                 55,910,600        (11,545,143)      (127,938,295)
                                                                              ---------------------------------------------------

Cash flows from investing activities:
     Investment in commercial loan receivable                                            --                 --        (12,971,754)
     Principal payments received on mezzanine investment                             53,334                 --                 --
     Principal payments received on commercial mortgage loan                             --            152,282                 --
     Proceeds from sale of commercial mortgage loan receivable                           --         11,844,276                 --
     Investment in other assets                                                          --                 --         (3,856,250)
                                                                              ---------------------------------------------------
Net cash provided (used) by investing activities                                     53,334         11,996,558        (16,828,004)
                                                                              ---------------------------------------------------

Cash flows from financing activities:
     Repayments under reverse repurchase agreements, net                        (50,591,000)         5,767,000         58,924,000
     Dividends paid                                                              (3,276,587)        (3,297,000)        (2,889,893)
     Repurchases of common stock                                                 (2,506,276)        (2,343,917)        (5,404,639)
     Proceeds from issuance of common stock, net of offering costs                       --                 --         94,687,515
                                                                              ---------------------------------------------------
Net cash provided (used) by financing activities                                (56,373,863)           126,083        145,316,983
                                                                              ---------------------------------------------------

Net increase (decrease) in cash and cash equivalents                               (409,929)           577,498            550,684
     Cash and cash equivalents at beginning of period                             1,143,182            565,684             15,000
                                                                              ---------------------------------------------------
     Cash and cash equivalents at end of period                               $     733,253      $   1,143,182      $     565,684
                                                                              ===================================================

Supplemental information:
     Interest paid                                                            $   4,886,010      $   6,742,427      $   7,141,976
                                                                              ===================================================

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

On October 12, 2000, the Company's Board of Directors unanimously voted to recommend that a plan of liquidation and dissolution be submitted to its stockholders. After reviewing the Company's strategic alternatives, the Board concluded that the liquidation of the Company was the best available alternative for maximizing stockholder value and, accordingly, was in the best interest of the Company and its stockholders. On March 6, 2001, the Company's Board of Directors approved a specific plan of liquidation and dissolution and determined to submit the plan to the Company's stockholders for their consideration. In addition, on March 8, 2001, the Company entered into a liquidation agreement pursuant to which, subject to the approval of the plan of liquidation and dissolution by the Company's stockholders, (i) the Company's existing management agreement with Clarion Capital, LLC would be amended to provide that Clarion Capital, LLC, the existing manager of the Company's assets, will manage the liquidation of the Company and (ii) the Company would sell to Clarion Capital, LLC for $250,000 the Company's 10% membership interest in Clarion Capital, LLC and the Company's option to purchase the remaining 90% membership interest in Clarion Capital, LLC. The liquidation agreement also extends the exercise period for the Company's option to purchase the remaining 90% membership interest in Clarion Capital from March 31, 2000 to November 30, 2001 so that the Company will retain the ability to exercise this option if the plan of liquidation and dissolution is not approved by the Company's stockholders and, as a result, this option is not sold to Clarion Capital, LLC.

If the plan of liquidation is approved by stockholders, the Company will adopt the liquidation basis of accounting. Because most of the Company's investments are currently carried at their estimated fair values, management believes that, if adopted, the liquidation basis of accounting will not have a material effect on the Company's financial statements. However, due to changes in market conditions, the timing of sales, and other factors, the amounts ultimately realized upon liquidation of the Company's investments may differ, perhaps materially, from the carrying amounts as of December 31, 2000.

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

RISK MANAGEMENT

The Company enters into contracts to sell securities that it does not own at the time of the sale, at a specified price at a specified time (short sales). The Company utilizes these contracts as a means of mitigating ("hedging") the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. These contracts involve the sale of U.S. Treasury securities borrowed from a broker. The broker retains the proceeds from the sale until the Company replaces the borrowed securities. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates; the Company does not anticipate nonperformance by any counterparty. If the market value of the securities involved in the short sale increases, the Company may be required to meet a "margin call". The Company accounts for its liability to return the borrowed securities under short sales contracts at their market values, with unrealized gains or losses recorded in earnings as part of the gain (loss) on securities-trading. Income earned on the proceeds on deposit with brokers is included in interest income from securities
- trading and interest due under the short sales is included in interest expense.

During the first quarter of 2001, the Company implemented a hedging strategy based on the use of Treasury yield locks. A Treasury yield lock is a contract to sell short a specific Treasury and buy it back on a specified date sometime in the future. These instruments will be recorded at fair value, with unrealized gains or losses recorded in earnings as part of the gain (loss) on securities-trading.

COMMERCIAL MORTGAGE LOAN

The Company's investment in a commercial mortgage loan was carried at amortized cost until March 1999 when the loan was deemed "held for sale" and marked to the lower of cost or market. Interest income was recognized as it became receivable. Prior to the loan being deemed "held for sale", the Company periodically evaluated the collectibility of both interest and principal on the loan to determine whether the loan was impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a loan is determined to be impaired, a loss accrual is recorded through income, determined by discounting the expected future cash flows at the loan's effective interest rate or, for practical purposes, from the estimated fair value of the collateral. The loan was sold in 1999 (See Note 4).

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

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. The Company had no items of other comprehensive income during 2000 or 1999, so its net income (loss) was the same as its comprehensive income (loss).

NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a hedge exposure to variable cash flows of a forecasted transaction. The accounting for changes in the fair value of a derivative (e.g. through earnings or outside earnings, through comprehensive income) depends on the intended use of the derivative and the resulting designation.

The Company is required to implement SFAS 133 on January 1, 2001. Management believes that implementation of SFAS 133 will have not have a significant impact on the Company's financial statements.

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

Diluted net income (loss) per share for all periods was the same as basic net income (loss) per share, because all outstanding stock options were antidilutive.

DIVIDENDS

The Company distributed $0.80 per share during the year ended December 31, 2000. A portion of these distributions is a return of capital for income tax purposes.

The Company distributed $0.80 per share during the year ended December 31, 1999. No portion of these distributions was deemed to be either a return of capital or a capital gain for income tax purposes.

The Company distributed $0.59 per share during the period June 2, 1998 to December 31, 1998. These distributions were deemed to be a return of capital by the Company to its shareholders.

INCOME TAXES

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") and complies with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company will not be subjected to federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. The Company may be subject to state and local taxes in certain jurisdictions.

The Company has elected mark-to-market valuation treatment for its investment portfolio under Code Section 475. Under this election, the Company must treat all unrealized trading gains and losses as realized for income tax purposes as well as treating all trading transactions as operating gains and losses. In prior years, the operations of the Company resulted in a net operating loss for income tax purposes. This net operating loss is included in the Company's calculation of "REIT taxable income", which significantly reduces the Company's dividend requirements for REIT distribution requirement purposes.

Note 3: Securities - Trading and Short Sales

The Company's securities - trading consist of CMBS with an estimated fair market value of $48,605,957 and $100,893,785 and an amortized cost of $60,176,275 and
$116,159,193 at December 31, 2000 and 1999, respectively, resulting in an unrealized loss of $11,570,317 and $15,265,407 at those dates, respectively. Certain of the Company's CMBS are pledged as collateral for borrowings under repurchase agreements (See Note 8).

The aggregate estimated fair value by underlying credit rating of the Company's CMBS at December 31, 2000 and 1999 are as follows:

                                     December 31, 2000                        December 31, 1999
                                     -----------------                        -----------------
      Security Rating    Estimated Fair Value     % of Total       Estimated Fair Value     % of Total
      -------------------------------------------------------------------------------------------------
      AAA                    $         --                              $ 24,993,295               24.8%
      BBB                      16,078,336             33.1%              37,538,391               37.2%
      BB                       20,461,704             42.1%              17,547,932               17.4%
      B                         7,156,176             14.7%              14,365,173               14.2%
      B-                        1,859,459              3.8%               2,461,145                2.4%
      NR                        3,050,282              6.3%               3,987,849                4.0%
                             -------------------------------------------------------------------------
                             $ 48,605,957            100.0%            $100,893,785              100.0%
                             =========================================================================

As of December 31, 2000 and 1999, the mortgage loans underlying the CMBS interests held by the Company were secured by properties of the types and in the states identified below:

                                  December 31, 2000
                                  -----------------
       Property Type      Percentage (1)          State          Percentage (1)
     --------------------------------------------------------------------------
          Retail               54.1%                CA                28.6%
        Multifamily            12.1                 MO                12.3
          Office               11.7                 NY                 6.3
           Hotel                9.9                 NJ                 6.1
        Industrial              4.7           All others (2)          46.7
           Other                7.5

                                   December 31, 1999
                                   -----------------
       Property Type      Percentage (1)          State          Percentage (1)
     --------------------------------------------------------------------------
          Retail               32.5%                CA                21.9%
        Multifamily            22.3                 NY                13.5
           Hotel               19.6                 TX                10.6
          Office               18.8                 NJ                 7.2
        Industrial              3.7                 MO                 5.8
           Other                3.1           All others (2)          41.0

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2)   No other state comprises more than 5% of the total.

The weighted average unpaid principal balance of loans underlying the CMBS investments of the Company that are more than 60 days delinquent was 0.18% and 0.09% of the unpaid principal balance of the collateral as December 31, 2000 and 1999, respectively.

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

At December 31, 2000 and 1999, the un-leveraged, un-hedged, weighted average yield to maturity of the Company's CMBS portfolio was 12.69% and 10.56%, respectively. If losses on loans underlying the Company's CMBS investments exceed the Company's original loss estimates, the Company may be required to reduce the projected yields it uses to estimate interest income. The Company currently believes that its loss estimates and yields are appropriate.

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

At December 31, 2000 and 1999, the Company had open contracts to sell U.S. Treasury securities with face amounts totaling $27.8 million and $25.3 million and a fair value of $28.2 million and $24.5 million, respectively. Although the Company generally does not settle these contracts at expiration, but instead rolls them over into new contracts, if the Company had settled its open contracts at December 31, 2000, the Company would have been required to pay the counterparty $295,627, if the Company had settled its open contracts at December 31, 1999, the counterparty would have been required to pay the Company $198,347.

The unrealized gain (loss) on these contracts for the years ended December 31, 2000 and 1999 and for the period June 2, 1998 (commencement of operations) to December 31, 1998 was ($3,091,493), $2,867,415 and ($1,821,042), respectively, which is included in gain (loss) from securities-trading in the statement of operations. During the years ended December 31, 2000 and 1999 and the period June 2, 1998 to December 31, 1998, the Company recorded realized gains (losses) of ($70,933), $2,532,581 and ($10,774,778) from settled contracts, respectively. The Company earned interest of $1,777,633, $2,004,101 and $3,685,658 on the short sales proceeds held by brokers and incurred interest expense of $1,658,914, $2,689,491 and $4,188,171 on short sale contracts for the years ended December 31, 2000 and 1999 and for the period June 2, 1998 to December 31, 1998, respectively.

The composition of the portfolio of securities shown above should not be considered indicative of the composition of the portfolio that might be expected in the future.

Note 4: Commercial Mortgage Loan

The commercial mortgage loan was deemed "held for sale" in March of 1999 and therefore the Company recorded a provision to adjust the loan to market value as of March 31, 1999 and again at June 30, 1999. The provisions reduced the carrying value of the loan by $925,000 at March 31, 1999 and by an additional $575,633 at June 30, 1999. Subsequently in 1999, the Company disposed of the loan for proceeds of $11,844,276, which was $547,967 in excess of its carrying value at that time. The Company therefore realized a net loss of $952,666 on the provisions and disposition in 1999. The investment was a first mortgage loan secured by The OMNI Hotel in Newport News, Virginia.

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

On June 30, 1998, the Board of Directors of Clarion authorized a program to repurchase up to 400,000 shares of Class A Common Stock (the "Stock Repurchase Program"). Pursuant to the Stock Repurchase Program, purchases of Class A Common Stock were made at the sole discretion of management in the open market or in privately negotiated transactions until the earlier to occur of (i) the date on which the Company acquired, in the aggregate, 400,000 shares of Class A Common Stock, or (ii) June 30, 1999. On September 8, 1998, the Board of Directors authorized management to repurchase an additional 400,000 shares prior to September 30, 1999, at a price not to exceed $13.60. On November 17, 1999, the Board of Directors authorized management to repurchase an additional 400,000 shares and extended the program to September 30, 2000, at a price not to exceed $8.75. Through December 31, 2000, the Company had repurchased a total of 1,128,200 shares in the open market at a cost of $10,254,825. The Company has not repurchased any shares since January 7, 2000. In accordance with Maryland law, all repurchased shares of common stock are retired.

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

In accordance with the terms of the Management Agreement, the Company paid $536,297, $575,928 and $495,596 in base management fees for the years ended December 31, 2000 and 1999 and for the period June 2, 1998 (commencement of operations) to December 31, 1998, respectively. The Company has not accrued for, or paid, the Manager any incentive compensation since inception.

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

On June 2, 1998, pursuant to the 1998 Stock Incentive Plan, options to purchase 350,000 shares of Class A Common Stock were granted. 178,250 options were granted to certain officers and directors of the Company, and 171,750 options were granted to certain officers and employees of the Manager and its affiliates who are not officers and directors of the Company. The exercise price of these options is $20 per share. The remaining contractual life of each option is approximately eight years as of December 31, 2000. One third of the options vested on June 30, 1998, one third on June 30, 1999 and the remaining options vested on June 30, 2000. No options were exercised or expired through December 31, 2000.

The Company considers its officers and directors to be employees for the purpose of accounting for these option grants. The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for stock issued to employees. Accordingly, no compensation cost for the estimated fair value of the 178,250 options ($0.75 per option grant, or a total of $133,210) issued to employees under the 1998 Stock Incentive Plan has been recorded, consistent with the provisions of SFAS No. 123, as of the grant date. For the Company's pro forma net earnings, the compensation cost will be amortized over the vesting period of the options. The Company's 2000 and 1999 net income (loss) per share would have been changed to the pro forma amounts indicated below:

               ------------------------------------------------------------------------------------------
                                         December 31, 2000                    December 31, 1999
                                         -----------------                    -----------------
                                    As reported        Pro forma        As reported        Pro forma
               ------------------------------------------------------------------------------------------
                     Net income         $ 2,828,826       $ 2,806,624       $ 6,032,672       $ 5,999,370
               Income per share         $      0.70       $      0.69       $      1.33       $      1.33
               ------------------------------------------------------------------------------------------

For the 171,750 options issued to non-employees under the 1998 Stock Option Plan, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company to the vesting date, the Company estimates the fair value of the non-employee options at each period end up to the vesting date, and adjusts expensed amounts accordingly. The 57,250 options that vested on June 30, 1998 had an estimated fair value at that date of $0.10 per option grant, or a total of $5,725. The remaining 114,500 non-employee options, which vested in 1999 and 2000, were deemed to have nominal value as of December 31, 2000 and 1999.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: dividend yield of 12% at June 2, 1998 and 15.6% at June 30, 1998, expected volatility of 25%, risk-free interest rate of 5.79% at June 2, 1998 and 5.63% at June 30, 1998, and expected lives of ten years.

On January 2, 2001, 1,026 shares of Class A Common Stock, with a value of $7,500, were issued to the three independent members of the Board of Directors as partial compensation for their services during 2000. In addition, on January 2, 2001, 2,030 shares of Class A Common Stock, with a value of $14,718, were issued to certain officers of the Company and 5,970 shares of Class A Common Stock, with a value of $43,282 were issued to certain officers and employees of the Manager who are not officers and directors of the Company for their services during 2000.

During the year ended December 31, 2000, the Company issued 4,287 shares of Class A Common Stock, with a value of $30,000, to the three independent members of the Board of Directors as partial compensation for their services. In addition, on January 2, 2000, 3,250 shares of Class A Common Stock, with a value of $25,188, were issued to certain officers of the Company and 4,750 shares of Class A Common Stock, with a value of $36,812 were issued to certain officers and employees of the Manager who are not officers and directors of the Company for their services during 1999.

During the year ended December 31, 1999, the Company issued 4,530 shares of Class A Common Stock, with a value of $42,500, to the three independent members of the Board of Directors as partial compensation for their services. These shares were issued at a cost that approximated their fair value at the time of issuance.

Note 8: Repurchase Agreements

The Company has entered into repurchase agreements with Bear Stearns to finance a portion of its investments. As of December 31, 2000 and 1999, the Company had entered into repurchase agreements in the amounts of $14,100,000 and $64,691,000, respectively. The weighted average maturity of the agreements as of December 31, 2000 and 1999 were 29.0 days and 19.4 days, respectively, with no agreement having a maturity greater than 29 days and 28 days, respectively. The weighted average interest rate of the agreements as of December 31, 2000 and 1999, was 7.40% and 6.98%, respectively and is a variable rate based on one-month LIBOR plus a weighted average spread of 0.84% and 0.60%, respectively. At the maturity of each repurchase agreement, the agreement is reset to reflect any changes in the 30-day LIBOR rate. The repurchase agreements are collateralized by certain of the Company's CMBS investments, with an aggregate carrying value of approximately $28.0 million at December 31, 2000.

Note 9: Fair Value of Financial Instruments

As discussed above, the Company's portfolio of CMBS securities and its liabilities under short sales contracts are carried at estimated fair value. Company management believes that the fair value of its deposits with brokers as collateral for securities sold short, cash and cash equivalents, and repurchase agreements approximates their carrying values, due to the short-term nature of the instruments or the fact that their terms approximate current market terms.

Note 10: Summarized Quarterly Results (Unaudited)

The following is a summarized presentation of quarterly results of operations:

                                                      Three                        Three Months    Three Months
                                                  Months Ended     Three Months        Ended           Ended
                                                    March 31,       Ended June     September 30,   December 31,
                                                      1999           30, 1999           1999           1999
                                                  --------------------------------------------------------------
 Income:
   Interest income from
    securities - trading                          $ 2,715,042      $ 2,978,661      $ 2,855,674     $ 2,268,460
   Income from commercial
    mortgage loan                                     235,240          236,810          230,649              --
   Income from other investments                      133,683          134,937          136,185         136,007
   Interest income from cash and
    cash equivalents                                   13,374           14,701           28,961           7,147
                                                  --------------------------------------------------------------

 Total income                                       3,097,339        3,365,109        3,251,469       2,411,614
                                                  --------------------------------------------------------------

 Expenses:
   Interest                                         1,588,128        1,818,148        1,700,119         939,887
   Management fee                                     144,892          150,570          144,329         136,137
   Other expenses                                     177,943          216,344          139,939         231,585
                                                  --------------------------------------------------------------

 Total expenses                                     1,910,963        2,185,062        1,984,387       1,307,609
                                                  --------------------------------------------------------------

 Other operating gains and losses:
   Gain (loss) from securities-trading              1,519,984        1,306,807          210,004         (38,967)
   Gain (loss) from commercial loan (1)              (925,000)        (575,633)         549,467          (1,500)
   Loss on other investments (2)                            -                -                -        (750,000)
                                                  --------------------------------------------------------------

 Total other operating gains (losses)                 594,984          731,174          759,471        (790,467)
                                                  --------------------------------------------------------------

 Net Income                                       $ 1,781,360      $ 1,911,221      $ 2,026,553     $   313,538
                                                  ==============================================================
     Net Income per share:
       Basic                                            $0.39            $0.42            $0.45           $0.07
                                                 ===============================================================

       Diluted                                          $0.39            $0.42            $0.45           $0.07
                                                 ===============================================================

       Weighted average shares
       Basic                                        4,620,069        4,548,694        4,497,649       4,438,720
                                                 ===============================================================

       Diluted                                      4,620,069        4,548,694        4,497,649       4,438,720
                                                 ===============================================================

                                                                                   Three Months      Three Months
                                                  Three Months    Three Months         Ended            Ended
                                                  Ended March      Ended June        September       December 31,
                                                    31, 2000        30, 2000         30, 2000            2000
                                                  --------------------------------------------------------------
 Income:
   Interest income from
    securities - trading                           $ 2,806,800     $ 2,340,470      $ 2,513,841      $ 2,258,706
   Income from commercial
    mortgage loan                                           --              --               --               --
   Income from other investments                       134,403          90,898          130,470          130,891
   Interest income from cash and
    cash equivalents                                     7,334          71,945           21,490           15,947
                                                  --------------------------------------------------------------

 Total income                                        2,948,537       2,503,313        2,665,801        2,405,544
                                                  --------------------------------------------------------------

 Expenses:
   Interest                                          1,327,413       1,032,235        1,089,642          934,994
   Management fee                                      128,864         127,617          134,772          145,044
   Other expenses                                      166,461         389,822          221,319          317,407
                                                  --------------------------------------------------------------

 Total expenses                                      1,622,738       1,549,674        1,445,733        1,397,445
                                                  --------------------------------------------------------------

 Other operating gains and losses:
   Gain (loss) from securities-trading                 364,164        (759,666)        (689,543)        (593,734)
   Gain (loss) from commercial loan (1)                     --              --               --               --
   Loss on other investments (2)                            --              --               --               --
                                                  --------------------------------------------------------------

 Total other operating gains (losses)                  364,164        (759,666)        (689,543)        (593,734)
                                                  --------------------------------------------------------------

 Net Income                                        $ 1,689,963     $   193,973      $   530,525      $   414,365
                                                  ==============================================================
     Net Income per share:
       Basic                                             $0.41           $0.05            $0.13            $0.10
                                                  ==============================================================

       Diluted                                           $0.41           $0.05            $0.13            $0.10
                                                  ==============================================================

       Weighted average shares
       Basic                                         4,081,872       4,061,968        4,063,142        4,064,354
                                                  ==============================================================

       Diluted                                       4,081,872       4,061,968        4,063,142        4,064,354
                                                  ==============================================================

(1) The commercial mortgage loan was deemed to be held for sale in the first quarter of 1999, and its carrying value reduced to estimated fair value. An additional reduction was recorded in the second quarter of 1999. The loan was sold in the third quarter of 1999 for an amount in excess of its then carrying value.

(2) The Company wrote down its investment in the Manager to its estimated fair value..

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CLARION COMMERCIAL HOLDINGS, INC.


                                          /s/ FREDRICK D. ARENSTEIN
                                          --------------------------------------
                                  By:     Fredrick D. Arenstein
                                          Treasurer and Chief Accounting Officer

                                  Dated:  March 29, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURE                  TITLE                                  DATE
---------                  -----                                  ----

/s/ DANIEL S. HEFLIN       Chief Executive Officer and Director   March 29, 2001
Daniel S. Heflin           (principal executive officer)


/s/ FRANK L. SULLIVAN, JR. Chairman of the Board and              March 29, 2001
Frank L. Sullivan, Jr.     Director


/s/ STEPHEN C. ASHEROFF    Director                               March 29, 2001
Stephen C. Asheroff


/s/ STEVEN N. FAYNE        Director                               March 29, 2001
Steven N. Fayne


/s/ HAROLD E. ROSEN        Director                               March 29, 2001
Harold E. Rosen