Form 10-K/A
period 2000-12-31
CLARION COMMERCIAL HOLDINGS INC
filed 2001-04-30
CIK 1056880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                        -------------    --------------

                         Commission File Number: 1-14167

                        CLARION COMMERCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                       Maryland                                              13-3988895
------------------------------------------------------- -----------------------------------------------------
           (State or other jurisdiction of                       (IRS Employer Identification No.)
            incorporation or organization)

                 335 Madison Avenue,
                  New York, New York                                           10017
------------------------------------------------------- -----------------------------------------------------
       (Address of principal executive offices)                              (Zip Code)

                 Registrant's telephone number including area code: (212) 883-2500

                     Securities registered pursuant to Section 12(g) of the Act:

             Title of each class:                              Name of each exchange on which registered:
             -------------------                               -----------------------------------------
             Class A Common Stock                                       New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ___ ]

At April 25, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $32,261,273 based upon the closing sale price of the Class A Common Stock ($.001 par value) on the New York Stock Exchange on that date. As of April 25, 2001, 4,073,393 shares of Class A Common Stock ($.001 par value) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Clarion Commercial Holdings, Inc. (the "Company"), amends and restates in their entirety Items 10, 11, 12 and 13 of Part III.


                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The charter and bylaws of the Company provide for a Board of Directors divided into three classes: Class I, Class II and Class III. The bylaws of the Company also state that, except in the case of a vacancy, a majority of the Board of Directors shall be independent directors ("Independent Directors") who are not affiliated, directly or indirectly, with us or with the Manager. There are two Class II Directors scheduled to be elected at the 2000 Annual Meeting of Stockholders to serve for a three-year term and until a successor is duly elected and qualified. The election of directors requires a plurality of all votes cast by the holders of Common Stock of the Company represented in person or by proxy at the 2000 Annual Meeting at which a quorum is present. Unless otherwise specified by the stockholder, the persons named as proxies will vote FOR the nominees for Class II Directors.

Biographies

HAROLD E. ROSEN, age 65, retired in 1996 as senior partner and chairman of the real estate department of Fried, Frank, Harris, Shriver & Jacobson. At Fried, Frank, Mr. Rosen represented international, corporate and private investors, lenders, developers and tenants in a variety of real estate transactions. Prior to joining Fried, Frank, Mr. Rosen directed the real estate investment and development operations of Hartz Mountain Industries where he developed and financed more than 20 million square feet of commercial and residential properties. After graduating from law school, Mr. Rosen joined Kaye, Scholer, Fierman, Hays & Handler where he specialized in real estate and was admitted to the partnership in 1968.

Mr. Rosen has served as an Independent Director since 1998. He is a Class I Director. The current term of office of the Class I Director shall be until the 2002 Annual Meeting of Stockholders and thereafter shall be for three years.

FRANK L. SULLIVAN, JR., age 55, is a Managing Director of Clarion Partners, Chairman of the Manager and Chairman of the Company's Board of Directors. He joined Clarion Partners in 1984 and has over 25 years of real estate experience and has supervised the acquisition and/or structuring of more than $7 billion in mortgages, direct equity and other real estate investments. Prior to joining Clarion Partners, Mr. Sullivan held investment positions with Citibank, N.A. and Provident National Bank. He is also a Professor of Finance at the New York University Graduate School of Business. Mr. Sullivan has served as a Class II Director since 1998.

STEVEN N. FAYNE, age 49, is a Managing Director of ARCS Commercial Mortgage Co., L.P., a mortgage-banking firm. Mr. Fayne is also a partner in JMS Realty Development, LLC, a real estate development company in the San Francisco Bay area. Before joining ARCS, Mr. Fayne co-founded Eichler, Fayne & Associates in 1992. Eichler, Fayne & Associates is one of the leading originators and servicers of loans for FNMA under the agency's Designated Underwriter/Servicer
(DUS) program. Prior to this, Mr. Fayne was Chief Financial Officer and General Counsel for Gribetz International, Inc. from 1988 to 1992. In 1981, he co-founded the law firm of Sherr, Tiballi, Fayne & Schneider and served as its managing partner until 1988. Mr. Fayne has served as a Class II Director since 1998. Mr. Fayne is an Independent Director.

DANIEL HEFLIN, age 37, joined the Manager in 1995 and has over 14 years of fixed income investment experience. Mr. Heflin has supervised the acquisition and/or structuring of more than $2 billion of mortgages, debt securities and other real estate investments and has participated in the securitization of more than $20 billion in assets. Prior to joining the Manager, Mr. Heflin was head of the Structured Finance Department at Ocwen Financial Corporation from 1993 to 1995 and served in the Capital Markets Group of Credit Suisse First Boston Corporation in London from 1990 to 1993 and the Asset Securitization Group of Arthur Andersen & Co. in New York from 1986 to 1990. He is also a Certified Public Accountant in the State of New York. Mr. Heflin has served as a Class III Director since 1998.

STEPHEN C. ASHEROFF, age 54, retired in 1996 as Executive Vice President and Group Head of Specialized Lending for NatWest Bancorp. At NatWest Bancorp, Mr. Asheroff managed the Real Estate Finance, Automobile Finance and Special Loan departments. Prior to joining NatWest Bancorp, Mr. Asheroff was General Partner for Operations of RMS Associates, a real estate development company. In addition, Mr. Asheroff serves as a trustee of Clarion CMBS Value Fund, Inc.

From 1980 to 1990, Mr. Asheroff was an Executive Vice President with Crestar Bank where he managed a $1.2 billion loan portfolio. Prior to joining Crestar, Mr. Asheroff was a Vice President with Provident National Bank in the Real Estate Finance Division. Mr. Asheroff has served as a Class III directors since 1998. Mr. Asheroff is an independent director. The current term of office of Class III directors shall be until the 2001 annual meeting of stockholders and thereafter shall be for three years.

Executive Officers

The executive officers of the Company and their positions are as follows:


                        Name                   Age                Position with the Company
        -----------------------------------   -----  --------------------------------------------------
        Daniel Heflin......................    37    President, Chief Executive Officer and Director

        Frank L. Sullivan, Jr..............    55    Executive Vice President and Chairman of the Board

        Fredrick D. Arenstein..............    47    Vice President and Treasurer

        Joanne Vitale......................    43    Vice President and Secretary


All of the executive officers of the Company have served in their current positions since 1998, except Mr. Arenstein whose service began in April, 1999, and serve at the discretion of the Board of Directors. Biographical information for Mr. Heflin and Mr. Sullivan is provided in the section `Directors'. Biographical information for Mr. Arenstein and Ms. Vitale follows:

FREDRICK D. ARENSTEIN, age 47, has over 20 years of financial accounting experience. Prior to joining the Manager, Mr. Arenstein was the Chief Financial Officer of United States Land Resources, L.P., a real estate development company in New Jersey from 1987 to 1999. He is a Certified Public Accountant in the State of New York.

JOANNE VITALE, age 43, has over 12 years of real estate experience. Prior to joining the Manager, she was a manager in the real estate group at Coopers & Lybrand LLC from 1991 to 1995 and worked in the investor relations department of Kidder Peabody Realty Advisors from 1981 to 1989. Ms. Vitale has participated in the securitization of over $1 billion of commercial real estate assets.



Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires the officers and directors of the Company, and persons who own more than 10% of a registered class of the equity securities of the Company, to file reports of securities ownership and changes in ownership with the Securities and Exchange Commission. The Securities and Exchange Commission also requires officers, directors and greater than 10% stockholders to furnish the Company with copies of all Section 16(a) forms that they file. Based on a review of Section 16(a) reports furnished to the Company, the company believes that all Section 16(a) filing requirements applicable to the officers, directors and greater than 10% beneficial owners of the Company were met through December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The Company has not paid, and does not intend to pay, any annual cash compensation to its officers for their services as executive officers. Therefore, no summary compensation table or compensation committee report has been presented. The Company has not entered into any employment agreements. Periodically, the executive officers and directors may be granted awards pursuant to the Company's stock incentive plan. On January 2, 2001 and 2000, 2,030 shares and 3,250 shares of Class A Common Stock, respectively, with a value of $14,718 and $25,188, respectively, were issued to certain of the Company's officers, under the Company's stock incentive plan.



Director Compensation

For the calendar year 2001, the regular annual compensation of the Independent Directors will not increase. However, the portion previously paid in stock will be paid in cash. Accordingly, as regular compensation the Company will pay each Independent Director $20,000 in cash, payable $5,000 per calendar quarter on the first day of each calendar quarter. In addition, the Company will pay each Independent Director special compensation of $20,000 in cash for the additional work performed by the Independent Directors in connection with (a) the plan of liquidation of the Company; (b) the proxy statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement"); (c) the negotiation of the liquidation agreement dated as of March 8, 2001, by and between the Company, the Manager, CP Asset Holdings, LLC and Daniel Heflin (the "Liquidation Agreement"), to, among other things, (i) amend the Management Agreement, including fees payable for the management and liquidation of assets; and (ii) negotiate the price to be paid by the Manager for the Company's 10% membership interest in the Manager and the Company's option to purchase the remaining 90% membership interest in the Manager; and (d) the extension of the exercise period for the Company's option to purchase the remaining 90% membership interest in the Manager. This $20,000 shall be paid as follows: $10,000 was paid upon the filing of the Proxy Statement with the Securities and Exchange Commission and the remaining $10,000 will be paid 60 days from the filing date of the Proxy Statement. In consideration of the foregoing, the Independent Directors will not receive any additional fees (previously $500 per meeting) for attendance at meetings of the Board of Directors except for reimbursement of ordinary and necessary expenses related to such attendance. The Company does not directly compensate the two other directors.



Compensation Committee Interlocks and Insider Participation

Mr. Asheroff and Mr. Fayne serve on our compensation committee. The compensation committee had one meeting in 1999 and one meeting in 2000. Certain of our executive officers received compensation under our stock incentive plan. Neither Mr. Asheroff nor Mr. Fayne has been an officer or an employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information known to the Company with respect to beneficial ownership of its Common Stock as of April 25, 2001, by (1) each director and nominee for director, (2) any person known by the Company to be the beneficial owner of five percent or more of the Common Stock of the Company, and
(3) all directors and executive officers as a group. To the Company's knowledge, the beneficial owners named have sole voting and investment power with respect to the shares of Common Stock beneficially owned, subject to community property laws as applicable.

Name and Address of Beneficial Owner(1)                    Number of Shares         Percent of Class(3)
---------------------------------------                 Beneficially Owned(2)       -------------------
                                                        ---------------------
Monroe Investment Corp..............................          1,720,000                     40.5%
Millenco L.P........................................            364,800 (4)                  8.6%
Daniel Heflin.......................................            221,182 (5)                  5.2%
Frank L. Sullivan, Jr...............................             28,477 (6)                  *
Stephen C. Asheroff.................................              9,179 (7)                  *
Steven N. Fayne.....................................              7,929 (8)                  *
Harold E. Rosen.....................................              6,679 (9)                  *
Joanne Vitale.......................................             21,983 (10)                 *
Fredrick D. Arenstein...............................              2,480                      *
CP Capital Asset Holdings, LLC......................            307,000                      7.2%
FMR Corp.(11).......................................            183,600 (12)                 4.3%
All officers and directors of the Company as a
  group (seven people)..............................            296,409 (13)                 7.0%

-----------

*    less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner is c/o Clarion Commercial Holdings, Inc., 335 Madison Avenue, New York, NY 10017.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days have been exercised. One-third of the options to acquire shares of Common Stock awarded in connection with the initial public offering of the Company under its stock incentive plan became exercisable on each of June 30, 1998, June 30, 1999 and June 30, 2000.
(3) Based on 4,073,393 shares of Common Stock outstanding as of April 25, 2001. Assumes that options currently exercisable as of April 25, 2001 are exercised.
(4)  Based on Schedule 13G filed on February 9, 2000.
(5)  Includes 103,182 options that are currently exercisable as of April 25,
     2001.
(6)  Includes 28,477 options that are currently exercisable as of April 25,
     2001.
(7)  Includes 3,409 options that are currently exercisable as of April 25, 2001.
(8)  Includes 3,409 options that are currently exercisable as of April 25, 2001.
(9)  Includes 3,409 options that are currently exercisable as of April 25, 2001.
(10) Includes 18,183 options that are currently exercisable as of April 25,
     2001.
(11) The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts
     02109
(12) Based on Schedule 13(G/A) filed on February 14, 2000.
(13) Includes 160,069 options that are currently exercisable as of April 25, 2001, 2000.
(14) The address of Millenco is 111 Broadway, New York, New York 10006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company is subject to conflicts of interest involving the Manager because, among other reasons, (1) the manager advises other entities and many investments appropriate for the Company may also be appropriate for one or more of these entities, (2) all of the Company's officers, and two of the directors, are officers of the Manager and (3) in accordance with the terms of the Management Agreement between the Company and the Manager, the Manager earns an incentive fee that may create an incentive for the Manager to recommend riskier or more speculative investments. Nevertheless, the Manager intends to conduct its operations in a manner that will attempt to minimize the negative effect of any conflicts of interest. Moreover, a majority of the Board of Directors must be Independent Directors.

Under the terms of the Management Agreement, if the plan of liquidation of the Company is not approved, the Company will pay the Manager an annual base management fee equal to 1% of the average stockholders' equity. The Company will also pay the Manager, as incentive compensation, an amount equal to 25% of the Adjusted Net Income of Clarion, before incentive compensation, in excess of the amount that would produce an annualized return on equity equal to 2.5% over the Ten Year U.S. Treasury.

If the plan of liquidation of the Company is approved by the Company's stockholders, the Manager's existing compensation arrangement will terminate, and it will receive compensation for the additional services it will provide in connection with the liquidation of the Company's assets.

In accordance with the terms of the Management Agreement, we paid $536,297 and $575,928 in base management fees for the years ended December 31, 2000 and 1999. The Company has not accrued for, or paid, the Manager any incentive compensation since inception.

The Management Agreement does not limit or restrict the Manager or any of its officers, directors, employees or affiliates from engaging in any business or rendering services of any kind to any other entity. The ability of the Manager and its officers and employees to engage in other business activities could reduce the time and effort the Manager spends managing the Company.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARION COMMERCIAL HOLDINGS, INC.

                                          /s/ FREDRICK D. ARENSTEIN
                                          -------------------------
                               By:        Fredrick D. Arenstein
                                          Treasurer and Chief Accounting Officer

                               Dated:     April 27, 2001