Form 10-Q
period 2001-03-31
CLARION COMMERCIAL HOLDINGS INC
filed 2001-05-15
CIK 1056880

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


                  For the quarterly period ended March 31, 2001

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

                                 Yes (X) No ( )

As of May 11, 2001, 4,073,393 shares of Class A Common Stock ($.001 par value) were outstanding.

                        CLARION COMMERCIAL HOLDINGS, INC.
                                    FORM 10-Q

                                      INDEX

PART I      FINANCIAL INFORMATION........................................................................3

   Item 1:  Financial Statements.........................................................................3
      Consolidated Statements of Financial Condition.....................................................3
      Consolidated Statements of Operations..............................................................4
      Consolidated Statement of Changes in Stockholders' Equity..........................................5
      Consolidated Statements of Cash Flows..............................................................6
      NOTES TO FINANCIAL STATEMENTS......................................................................7

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................15

PART II -   OTHER INFORMATION...........................................................................15

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

SIGNATURES..............................................................................................16


                         PART I FINANCIAL INFORMATION

Item 1: Financial Statements

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                           March 31,        December 31,
                                                                                             2001              2000
                                                                                        -------------------------------
                                        ASSETS
Cash and cash equivalents                                                               $          -       $    733,253
Securities - trading, at fair value                                                       51,751,383         48,605,957
Other investments                                                                          3,900,658          3,918,651
Deposits with brokers as collateral for securities sold short                                      -         28,023,910
Accrued interest receivable and other assets                                                 476,889            644,225
                                                                                        -------------------------------
     Total assets                                                                       $ 56,128,930       $ 81,925,996
                                                                                        ===============================
                                      LIABILITIES
Repurchase agreements                                                                   $ 15,930,000        $14,100,000
Government securities sold short                                                                   -         28,225,294
Dividends payable                                                                            814,679            812,873
Other liabilities                                                                          1,267,420            844,464
                                                                                        -------------------------------
     Total liabilities                                                                    18,012,099         43,982,631
                                                                                        -------------------------------

                                 STOCKHOLDERS' EQUITY
Preferred Stock, par value $.01 per share, 25,000,000 shares
     Authorized; no shares issued                                                                 --                  --
Class A Common Stock, par value $.001 per share, 74,000,000 shares authorized; 4,073,393 and 4,064,367 shares issued and outstanding
     on March 31, 2001 and December 31, 2000, respectively                                      4,154              4,064
Class B Common Stock, par value $.001 per share, 1,000,000 shares authorized; 175,000 shares  issued;
     converted to Class A shares January 1, 2000                                                  --                 --
Additional paid-in capital                                                                88,143,526         88,078,116
Net loss and distributions                                                               (50,030,849)       (50,138,815)
                                                                                        -------------------------------
Total stockholders' equity                                                                38,116,831         37,943,365
                                                                                        -------------------------------
     Total liabilities and stockholders' equity                                         $ 56,128,930       $ 81,925,996
                                                                                        ===============================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (Unaudited)



                                                          March 31,       March 31,
                                                            2001            2000
                                                         ---------------------------
 Income:
     Interest income from securities - trading           $1,509,435       $2,806,800
     Income from other investments                          127,283          134,403
     Interest income from cash and cash equivalents           5,656            7,334
                                                         ---------------------------
        Total income                                      1,642,374        2,948,537
                                                         ---------------------------
 Expenses:
     Interest                                               359,270        1,327,413
     Management fee                                         129,423          128,864
     Other expenses                                         296,549          166,461
                                                         ---------------------------
        Total expenses                                      785,242        1,622,738
                                                         ---------------------------
 Other operating gains and losses:
     Gain from securities-trading                            65,513          364,164
                                                         ---------------------------

 Net Income                                              $  922,645       $1,689,963
                                                         ===========================

 Net Income per share:
     Basic                                               $     0.23       $     0.41
                                                         ===========================

     Diluted                                             $     0.23       $     0.41
                                                         ===========================

 Weighted average shares
     Basic                                                4,073,293        4,081,872
                                                         ===========================
     Diluted                                              4,073,293        4,081,872
                                                         ===========================


                   The accompanying notes are an integral part of these consolidated financial statements.

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)


                                                  Common Stock          Additional      Net Income and
                                             Class A        Class B   Paid-in Capital    Distributions         Total
                                             --------------------------------------------------------------------------

 Balance at January 1, 2001                   $4,064        $    --       $88,078,116     $(50,138,815)      $37,943,365

 Class A common stock dividend declared                                                       (814,679)         (814,679)

 Net income                                                                                    922,645           922,645

 Issuance of Common Stock - Class A               90                           65,410                             65,500
                                              --------------------------------------------------------------------------
 Balance at March 31, 2001                    $4,154        $    --       $88,143,526     $(50,030,849)      $38,116,831
                                              ==========================================================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                   (Unaudited)

                                                                                March 31,       March 31,
                                                                                  2001            2000
                                                                             ----------------------------
 Cash flows from operating activities:
      Net income                                                             $    922,645    $  1,689,963
 Adjustments to reconcile net income to net cash used by
    Operating activities:
      Accretion and amortization, net                                             (90,820)       (190,222)
      Issuance of shares - fees and compensation                                   65,500          69,500
      Net decrease in unrealized loss on securities-trading                      (326,743)     (1,159,936)
      Change in unrealized (gain) loss on government securities sold short     (2,045,119)      1,750,663
      Decrease (increase) in accrued interest receivable & other assets           167,336        (231,835)
      Decrease in other liabilities                                              (298,770)       (198,066)
      Purchase of securities-trading                                          (18,779,453)    (24,924,393)
      Sale and principal payments of securities-trading                        16,064,583      51,749,138
      Decrease in deposits with broker as collateral for securities sold       28,023,910         238,459
      Decrease in government securities sold short                            (25,458,449)       (414,579)
                                                                             ----------------------------
 Net cash provided in operating activities                                     (1,755,380)     28,378,692
                                                                             ----------------------------

 Cash flows from investing activities:
      Principal payments received on mezzanine investment                           5,000              --
                                                                             ----------------------------
 Cash flows from financing activities:
      Borrowings (repayments) under reverse repurchase agreements, net          1,830,000      (8,772,000)
      Dividends paid                                                             (812,873)       (839,356)
      Repurchases of common stock                                                      --      (2,506,276)
                                                                             ----------------------------
 Net cash provided (used) by financing activities                               1,017,127     (12,117,632)
                                                                             ----------------------------

 Net increase (decrease) in cash and cash equivalents                            (733,253)     16,261,060
      Cash and cash equivalents at beginning of period                            733,253       1,143,182
                                                                             ----------------------------
      Cash and cash equivalents at end of period                             $         --     $17,404,242
                                                                             ============================
 Supplemental information:
      Interest paid                                                          $    585,489    $  1,469,294
                                                                             ============================

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the consolidated financial condition of the Company at March 31, 2001 and December 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. Operating results for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim periods or the year ending December 31, 2001.

Clarion was incorporated in Maryland in February 1998 and commenced its operations on June 2, 1998. The Company is a specialty finance company organized to invest in commercial mortgage-backed securities (primarily subordinate securities) commercial mortgage loans, mezzanine investments, equity investments and other real estate related investments.

On October 12, 2000, the Company's Board of Directors unanimously voted to recommend that a plan of liquidation and dissolution be submitted to its stockholders. After reviewing the Company's strategic alternatives, the Board concluded that the liquidation of the Company was the best available alternative for maximizing stockholder value and, accordingly, was in the best interest of the Company and its stockholders. On March 6, 2001, the Company's Board of Directors approved a specific plan of liquidation and dissolution and determined to submit the plan to the Company's stockholders for their consideration. In addition, on March 8, 2001, the Company entered into a liquidation agreement pursuant to which, subject to the approval of the plan of liquidation and dissolution by the Company's stockholders, (i) the Company's existing management agreement with Clarion Capital, LLC would be amended to provide that Clarion Capital, LLC, the existing manager of the Company's assets, will manage the liquidation of the Company and (ii) the Company would sell to Clarion Capital, LLC for $250,000 the Company's 10% membership interest in Clarion Capital, LLC and the Company's option to purchase the remaining 90% membership interest in Clarion Capital, LLC. The liquidation agreement also extends the exercise period for the Company's option to purchase the remaining 90% membership interest in Clarion Capital from March 31, 2001 to November 30, 2001 so that the Company will retain the ability to exercise this option if the plan of liquidation and dissolution is not approved by the Company's stockholders and, as a result, this option is not sold to Clarion Capital, LLC.

If the plan of liquidation and dissolution is approved by stockholders, the Company will adopt the liquidation basis of accounting. Because most of the Company's investments are currently carried at their estimated fair values, management believes that, if adopted, the liquidation basis of accounting will not have a material effect on the Company's financial statements. However, due to changes in market conditions, the timing of sales, and other factors, the amounts ultimately realized upon liquidation of the Company's investments may differ, perhaps materially, from the carrying amounts as of March 31, 2001.

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


RISK MANAGEMENT

During the first quarter of 2001 implemented a hedging strategy based on the use of Treasury yield locks. A Treasury yield lock is a contract to sell short a specific Treasury and buy it back on a specified date sometime in the future. The Company utilizes these contracts as a means of mitigating ("hedging") the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. These instruments are recorded at fair value, with unrealized gains or losses recorded in earnings as part of the gain (loss) on securities-trading.

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

On January 1, 2001, the Company adopted SFAS 133, as amended. Based on the Company's hedging strategies, adoption of SFAS 133 had no impact on the Company's financial statements.

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

For the three months ending March 31, 2001 and 2000, diluted net income per share was the same as basic net income per share, because all outstanding stock options were not dilutive.

DIVIDENDS

On April 16, 2001, the Company made a distribution of $0.20 per share to stockholders of record at the close of business on March 31, 2001. The character of the distribution to the stockholders for income tax purposes has not been determined at this time.

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

NOTE 3    SECURITIES - TRADING

The Company's securities - trading consist of CMBS with an estimated fair value of $51,751,383 and an amortized cost of $62,994,959 at March 31, 2001, resulting in an unrealized loss of $11,243,576 at that date. At December 31, 2000, the Company's securities trading consisted of CMBS with an estimated fair value of $48,605,957 and an amortized cost of $60,176,274, resulting in an unrealized loss of $11,570,317 at that date.

The aggregate estimated fair values by underlying credit rating of the Company's CMBS at March 31, 2001 and December 31, 2000 are as follows:

                                    March 31, 2001                        December 31, 2000
                                    --------------                        -----------------
    Security Rating       Estimated Fair Value        % of Total     Estimated Fair Value   % of Total
------------------------------------------------------------------------------------------------------
AAA                            $12,996,217              25.1%           $        --            0.0%
BBB                              5,797,824              11.2%            16,078,336           33.1%
BB                              20,768,855              40.1%            20,461,704           42.1%
B                                7,253,527              14.0%             7,156,176           14.7%
B-                               1,876,818               3.6%             1,859,459            3.8%
NR                               3,058,142               5.9%             3,050,282            6.3%
                               --------------------------------------------------------------------
                               $51,751,383             100.0%           $48,605,957          100.0%
                               ====================================================================

As of March 31, 2001, the mortgage loans underlying the CMBS interests held by the Company were secured by properties of the types and in the states identified below:

    Property Type       Percentage (1)               State          Percentage (1)
-------------------------------------------------------------------------------------
       Retail                40.0%                     MN                 16.6%
     Multifamily             20.3                      TX                 12.0
        Hotel                10.5                      CA                 11.0
       Office                15.3                      NY                  8.6
        Other                13.9                All others (2)           51.8

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.

(2) No other state comprises more than 5% of the total.

As of March 31, 2001, the weighted average unpaid principal balance of loans underlying the CMBS investments of the Company that are more than 60 days delinquent is 1.13% of the unpaid principal balance of the total collateral as of that date.

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

At March 31, 2001, the un-leveraged, un-hedged, weighted average yield to maturity (excluding default and prepayment estimates) of the Company's CMBS portfolio was 11.51%.

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

On February 16, 2001, the Company closed all of its contracts to sell U.S. Treasury securities (short sales) and entered into a Treasury yield lock to hedge the interest rate risk of its CMBS portfolio. A Treasury yield lock is a contract to sell short a specific Treasury and buy it back on a specified date sometime in the future. These instruments are recorded at fair value, with unrealized gains or losses recorded in earnings as part of the gain (loss) on securities-trading. The contract has a notional amount of $31,593,000, is referenced to the US Treasury, 5.50% of 05/09 and terminates on August 20, 2001. The fair value of this contract at March 31, 2001 was a liability of $721,726 and is included in other liabilities on the balance sheet. The net loss on the Company's hedging activities for the three months ended March 31, 2001 was $518,759, which is included in gains from securities-trading in the consolidated statement of operations. In addition, the Company earned $200,080 on short sale proceeds held by brokers and incurred interest of $197,385 on the short sales contracts prior to their termination during the first quarter of 2001.

The net loss on short sales for the three months ended March 31, 2000 was $824,832, which is included in gains from securities-trading in the consolidated statement of operations. The Company earned $325,153 on short sale proceeds held by brokers and incurred interest of $355,607 on the short sales contracts for the three months ending March 31, 2000.


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

On June 30, 1998, the Board of Directors of Clarion authorized a program to repurchase up to 400,000 shares of Class A Common Stock (the "Stock Repurchase Program"). Pursuant to the Stock Repurchase Program, purchases of Class A Common Stock were made at the sole discretion of management in the open market or in privately negotiated transactions until the earlier to occur of (i) the date on which the Company acquired, in the aggregate, 400,000 shares of Class A Common Stock, or (ii) June 30, 1999. On September 8, 1998, the Board of Directors authorized management to repurchase an additional 400,000 shares prior to September 30, 1999, at a price not to exceed $13.60. On November 17, 1999, the Board of Directors authorized management to repurchase an additional 400,000 shares and extended the program to September 30, 2000, at a price not to exceed $8.75. Through March 31, 2001, the Company had repurchased a total of 1,128,200 shares in the open market at a cost of $10,254,825. The Company has not repurchased any shares since January 7, 2000. In accordance with Maryland law, all repurchased shares of common stock are retired.


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

In accordance with the terms of the Management Agreement, the Company paid $129,423 and $128,864 in base management fees for the three months ended March 31, 2001 and 2000, respectively. The Company has not accrued for, or paid, the Manager any incentive compensation since inception.


NOTE 6   REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements with Bear Stearns to finance a portion of its investments. As of March 31, 2001 and December 31, 2000, the Company had entered into repurchase agreements in the amount of $15,930,000 and $14,100,000, respectively. The weighted average maturity of the agreements as of March 31, 2001 was 32.25 days, with no agreement having a maturity greater than 33 days, and the weighted average interest rate was 5.59%, based on one-month LIBOR plus a weighted average spread of 0.52%. The weighted average maturity of the agreements as of December 31, 2000 was 29.0 days, with no agreement having a maturity greater than 29 days, and the weighted average interest rate was 7.40%, based on one-month LIBOR plus a weighted average spread of 0.84%. The repurchase agreements are collateralized by certain of the Company's portfolio of CMBS investments, with an aggregate carrying value of approximately $24.7 million at March 31, 2001.


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


MARKET CONDITIONS:

The three months ended March 31, 2001, were relatively calm for the Company, as spreads on subordinate classes of CMBS did not move dramatically in either direction. The price of a fixed income security (such as a CMBS) or a commercial loan is often determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security tightens (or decreases), the price (or value) of the security rises.

While spreads on the subordinate classes of CMBS moved very little in the first three months of 2001, interest rates decreased. The ten-year U.S Treasury rate decreased approximately 0.20% in the first three months of 2001. This compares to a decrease of 0.43% in the first three months of 2000. In the same way that a change in spread for CMBS causes its value to change, changing interest rates also causes its value to change. In order to offset the potential change in CMBS value due to changing interest rates, the Company "sells short" U.S. Treasury securities or enters into Treasury yield lock contracts. In the three months ended March 31, 2001 and 2000, the Company's hedging activities offset the change in value of the Company's CMBS positions due to the change in interest rates.

In the beginning of the fourth quarter of 2000, spreads in the high yield corporate fixed income market widened significantly. This widening of spreads in the high yield corporate market, may lead to a decline in the value of the Company's assets.

RESULTS OF OPERATIONS

General:

Net income for the three months ending March 31, 2001 and 2000 amounted to $922,645 or $0.23 per share, basic and diluted, and $1,689,963 or $0.41 per share, basic and diluted, respectively. The net income for the three months ending March 31, 2001 was attributable primarily to income from investments of $1.6 million and net realized and unrealized gains from securities-trading of $0.1 million. This was offset by interest expense of $0.4 million, and other expenses of $0.4 million. The net income for the three months ending March 31, 2000 was attributable primarily to income from investments of $2.9 million and net realized and unrealized gains from securities-trading of $0.4 million. This was offset by interest expense of $1.3 million, and other expenses of $0.3 million. The results of operations realized during the period ending March 31, 2001 are not necessarily indicative of the results that may be expected for future periods.

Investment Income:

For the three months ending March 31, 2001 and 2000, the Company earned income of $1,642,374 and $2,948,537, from investments, respectively, as follows:

                                                            Three Months      Three Months
                                                               Ending            Ending
                                                              March 31,         March 31,
                           Investment                            2001              2000
           --------------------------------------------------------------------------------
           CMBS                                               $1,309,355       $2,481,648
           Deposits with brokers as collateral                   200,080          325,152
           Mezzanine investment                                  127,283          134,403
           Cash and cash equivalents                               5,656            7,334
                                                              ---------------------------
           Total                                              $1,642,374       $2,948,537
                                                              ===========================




Interest Expense:

For the three months ending March 31, 2001 and 2000, the Company incurred interest expense of $165,221 and $971,805 from repurchase agreements and $194,049 and $355,608 from government securities sold short, respectively.

As of March 31, 2001 and December 31, 2000, the Company had entered into repurchase agreements in the amount of $15,930,000 and $14,100,000, respectively. The weighted average interest rates were 5.59% and 7.40%, respectively, and are based on a variable rate, one-month LIBOR plus a weighted average spread of 0.52% and 0.84%, respectively. All of the Company's repurchase agreements are with Bear Stearns.

During the first quarter of 2001, the Company closed all short positions in U.S. Treasury securities. The Company is currently utilizing a Treasury yield lock contract to hedge certain assets in its CMBS portfolio. The open Treasury yield lock has a notional amount of $31,953,000, is referenced to the U.S. Treasury 5.50%, 05/15/09, and matures on August 20, 2001. The Fair Value of this contract at March 31, 2001 was a liability of $721,726 and is included in other liabilities on the balance sheet. As of December 31, 2000, the Company had the following open short positions in U.S. Treasury securities: $2,263,000 (face) of U.S. Treasury 5.25%, 02/15/2029 and $25,516,000 (face) of U.S. Treasury
5.50%, 05/15/2009.

Other Expenses:

In accordance with the terms of the Management Agreement, an expense of $129,423 and $128,864 in base management fees was incurred for the three months ending March 31, 2001 and 2000, respectively. The Company has not accrued for or paid any incentive compensation to the Manager since inception.

Other Operating Gains & Losses

For the three months ended March 31, 2001 and 2000, the Company recorded realized and unrealized gains of $65,513 and $364,164, respectively, on its securities portfolio.


CHANGES IN FINANCIAL CONDITION

General: Total assets as of March 31, 2001, amounted to $56.1 million and were comprised primarily of $51.8 million of CMBS and a mezzanine investment of $3.9 million. Total liabilities of the Company as of March 31, 2001 amounted to $18.0 million and were comprised primarily of repurchase agreements in the amount of $15.9 million.


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

The Company's operating activities used cash flows of $1.8 million during the three months ending March 31, 2001. This was due primarily to the net increase in securities-trading. This compares with the cash flows of $28.4 million generated by operating activities during the three months ending March 31, 2000. This was due primarily to an excess of interest income on investments over financing costs of approximately $1.3 million and net proceeds from trading in commercial mortgage backed securities of $26.8 million.

The Company's financing activities generated cash of $1.0 million during the three months ending March 31, 2001 and consisted primarily of proceeds from borrowings on repurchase agreements of $1.8 million, offset by distributions to shareholders of $0.8 million. The Company's financing activities used cash of $12.1 million during the three months ending March 31, 2000 and consisted primarily of payments made on repurchase agreements of $8.8 million, purchases of treasury stock of $2.5 million and distributions to shareholders of $0.8 million.

The Company, in order to avoid corporate income taxation of the earnings that it distributes, is required to distribute annually at least 95% (90% in 2001) of its taxable income to stockholders. It is possible that the Company may experience timing differences between the actual receipt of income and the inclusion of that income in the calculation of taxable income. If the cash generated by the Company's investments is insufficient to fund the distributions to stockholders that are required to maintain the Company status as a REIT, the Company may access cash reserves or seek sources of additional capital in order to fund the distributions.

On October 12, 2000, the Company's Board of Directors unanimously voted to recommend that a plan of liquidation and dissolution be submitted to its stockholders. After reviewing the Company's strategic alternatives, the Board concluded that the liquidation of the Company was the best available alternative for maximizing stockholder value and, accordingly, was in the best interest of the Company and its stockholders. On March 6, 2001, the Company's Board of Directors approved a specific plan of liquidation and dissolution and determined to submit the plan to the Company's stockholders for their consideration. In addition, on March 8, 2001, the Company entered into a liquidation agreement pursuant to which, subject to the approval of the plan of liquidation and dissolution by the Company's stockholders, (i) the Company's existing management agreement with Clarion Capital, LLC would be amended to provide that Clarion Capital, LLC, the existing manager of the Company's assets, will manage the liquidation of the Company and (ii) the Company would sell to Clarion Capital, LLC for $250,000 the Company's 10% membership interest in Clarion Capital, LLC and the Company's option to purchase the remaining 90% membership interest in Clarion Capital, LLC. The liquidation agreement also extends the exercise period for the Company's option to purchase the remaining 90% membership interest in Clarion Capital from March 31, 2001 to November 30, 2001 so that the Company will retain the ability to exercise this option if the plan of liquidation and dissolution is not approved by the Company's stockholders and, as a result, this option is not sold to Clarion Capital, LLC.

The Company is not soliciting the vote of any of its stockholders with respect to the plan of liquidation and dissolution pursuant to this Quarterly Report on Form 10-Q. The Company has provided to the stockholders a definitive proxy statement relating to an annual meeting of stockholders to be held on May 31, 2001 at which, among other things, the plan of liquidation and dissolution will be considered.

Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that may have a significant effect on liquidity.

STOCKHOLDERS' EQUITY:

Stockholders' equity as of March 31, 2001 was $38.1 million. In the three months ending March 31, 2001, stockholders' equity increased by $0.2 million. This increase was due to the net income from operations of $0.9 million offset by the payment of $0.8 million in distributions. Stockholders' equity as of March 31, 2000 was $39.2 million. In the three months ending March 31, 2000, stockholders' equity decreased by $1.4 million. This decrease was due to the repurchase of stock in the amount of $2.3 million and the payment of $0.8 million in distributions and was offset by net income from operations of $1.7 million.


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

The Company enters into contracts to sell securities that it does not own at the time of the sale, at a specified price at a specified time (short sales). The Company also utilizes Treasury yield locks. A Treasury yield lock is a contract to sell short a specific Treasury and buy it back on a specified date sometime in the future. The Company utilizes these contracts as a means of mitigating ("hedging") the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. As the value of the Company's CMBS declines (increases) with increases (decreases) in interest rates, the value of the contracts increases (decreases). There can be no guarantee, however, that the change in value of the contract will completely offset the change in value of the fixed-rate interest-earning asset. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. Furthermore, if the market value of the securities involved in the short sale increases, the Company may be required to meet a "margin call".

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
     At March 31, 2001 there were no legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities and Use of Proceeds
     Not applicable

Item 3. Defaults Upon Senior Securities
     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
     None

Item 5. Other Information
     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         None

      (b) Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CLARION COMMERCIAL HOLDINGS, INC,

Dated: May 11, 2001                          By: /s/ Fredrick D. Arenstein

                                             -----------------------------------
                                             Name: Fredrick D. Arenstein
                                                   Title: Treasurer