Form 10-Q
period 2001-06-30
CLARION COMMERCIAL HOLDINGS INC
filed 2001-08-14
CIK 1056880

                        CLARION COMMERCIAL HOLDINGS, INC.
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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

                                    Yes (X) No ( )

As of August 13, 2001, 4,078,393 shares of Class A Common Stock ($.001 par value) were outstanding.

                        CLARION COMMERCIAL HOLDINGS, INC.
                                    FORM 10-Q

                                      INDEX


PART I      FINANCIAL INFORMATION........................................................................3

   Item 1:     Financial Statements......................................................................3
      Consolidated Statements of Financial Condition/Net Assets..........................................3
      Consolidated Statements of Operations..............................................................4
      Consolidated Statement of Changes in Stockholders' Equity/Net Assets...............................5
      Consolidated Statements of Cash Flows..............................................................6
      NOTES TO FINANCIAL STATEMENTS......................................................................7

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

   Item 4. Submission of Matters to a Vote of Security Holders..........................................15

   Item 5. Other Information............................................................................15

   Item 6. Exhibits and Reports on Form 8-K.............................................................15

SIGNATURES..............................................................................................16

                         PART I FINANCIAL INFORMATION

Item 1: Financial Statements

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION/NET ASSETS
                                   (Unaudited)


                                                                              Liquidation     Going Concern
                                                                                 Basis            Basis
                                                                               June 30,       December 31,
                                                                                 2001             2000
                                                                           ----------------------------------
                                    ASSETS
Cash and cash equivalents                                                        $   88,450       $  733,253
Securities - trading, at fair value                                              43,887,481       48,605,957
Other investments                                                                 3,632,664        3,918,651
Deposits with brokers as collateral for securities sold short                             -       28,023,910
Trade receivable                                                                  5,765,388                -
Accrued interest receivable and other assets                                        760,732          644,225
                                                                           ----------------------------------

     Total assets                                                                54,134,715      $81,925,996
                                                                           ----------------------------------

                                  LIABILITIES
Repurchase agreements                                                            16,098,000      $14,100,000
Government securities sold short                                                          -       28,225,294
Dividends payable                                                                         -          812,873
Other liabilities                                                                   365,014          844,464
Reserve for estimated costs during liquidation period                             1,115,186                -
                                                                           ----------------------------------

     Total liabilities                                                           17,578,200       43,982,631
                                                                           ----------------------------------

                        STOCKHOLDERS' EQUITY/NET ASSETS
Preferred Stock, par value $.01 per share, 25,000,000 shares
    Authorized; no shares issued                                                                           -
Class A Common Stock, par value $.001 per share, 74,000,000 shares
    Authorized; 4,073,393 and 4,064,367 shares issued and outstanding
    on June 30, 2001 and December 31, 2000, respectively                                               4,064
Additional paid-in capital                                                                        88,078,116
Net loss and distributions                                                                       (50,138,815)
                                                                                            -----------------

Total stockholders' equity                                                                        37,943,365
                                                                                            -----------------

     Total liabilities and stockholders' equity                                                  $81,925,996
                                                                                            =================
     Net assets in liquidation                                                  $36,556,515
                                                                           =================



          The accompanying notes are an integral part of these consolidated financial statements.


               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  FOR THE                             FOR THE
                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            Going Concern Basis                 Going Concern Basis
                                                         June 30,          June 30,          June 30,          June 30,
                                                          2001              2000              2001              2000
                                                    ------------------------------------------------------------------------
 Income:
     Interest income from securities - trading            $ 1,438,492      $  2,340,470       $ 2,947,927       $ 5,147,270
     Income from other investments                            128,521            90,898           255,804           225,301
     Interest income from cash and cash
     equivalents                                                4,885            71,945            10,541            79,279
                                                    ------------------------------------------------------------------------
       Total income                                         1,571,898         2,503,313         3,214,272         5,451,850
                                                    ------------------------------------------------------------------------

 Expenses:
     Interest                                                 215,562         1,032,235           574,832         2,359,648
     Management fee                                           125,748           127,617           255,171           256,481
     Other expenses                                           321,954           389,822           618,503           556,283
                                                    ------------------------------------------------------------------------
       Total expenses                                         663,264         1,549,674         1,448,506         3,172,412
                                                    ------------------------------------------------------------------------

 Other operating gains and losses:
     Loss from securities-trading                          (1,353,764)         (759,666)       (1,288,251)         (395,502)
                                                    ------------------------------------------------------------------------

 Income (loss) - going concern basis                         (445,130)          193,973           477,515         1,883,936
     Estimated costs during liquidation period             (1,115,186)                -        (1,115,186)                -
                                                    ------------------------------------------------------------------------
 Net Income (Loss)                                        $(1,560,316)        $ 193,973         $(637,671)      $ 1,883,936
                                                    ========================================================================
 Net Income (Loss) per share:
     Basic                                                $     (0.38)        $    0.05         $   (0.16)      $      0.46
                                                    ========================================================================
     Diluted                                              $     (0.38)        $    0.05         $   (0.16)      $      0.46
                                                    ========================================================================
 Weighted average shares
     Basic                                                  4,073,393         4,061,968         4,073,343         4,071,920
                                                    ========================================================================
     Diluted                                                4,073,393         4,061,968         4,073,343         4,071,920
                                                    ========================================================================


 The accompanying notes are an integral part of these consolidated financial statements.


               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/NET ASSETS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)




Stockholders' equity, January 1, 2001                                                 $  37,943,365

Class A common stock dividend declared and paid                                            (814,679)

Net loss                                                                                   (637,671)

Issuance of Common Stock - Class A                                                           65,500
                                                                                      --------------
Net assets in liquidation, June 30, 2001                                             $  36,556,515
                                                                                      ==============


The accompanying notes are an integral part of these consolidated financial statements.


                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                   (Unaudited)

                                                                                                 Going Concern Basis
                                                                                            June 30,           June 30,
                                                                                              2001               2000
Cash flows from operating activities:
        Net income (loss)                                                                     $ (637,671)        $1,883,936
Adjustments to reconcile net income to net cash used by
     Operating activities:
        Accretion and amortization, net                                                         (183,040)          (259,419)
        Issuance of shares  fees and compensation                                                 65,500             77,000
        Net increase (decrease) in unrealized loss on securities-trading                       1,865,264           (414,890)
        Change in unrealized (gain) loss on government securities sold short                  (1,916,881)         1,224,265
        Increase in accrued interest receivable & other assets                                  (116,507)          (168,515)
        Decrease in other liabilities                                                           (479,450)          (428,146)
        Increase in estimated costs during liquidation period                                  1,115,186                  -
        Purchase of securities-trading                                                       (18,779,453)       (30,458,810)
        Sale and principal payments of securities-trading                                     21,841,692         66,995,987
        Increase in trade receivable                                                          (5,765,388)                 -
        Decrease (increase) in deposits with broker as collateral for securities sold         28,023,910            (81,817)
        short Decrease in government securities sold short                                   (26,308,413)          (246,583)
                                                                                       --------------------------------------
Net cash provided (used) by operating activities                                              (1,275,251)        38,123,008
                                                                                       --------------------------------------
Cash flows from investing activities:
        Sale of other investments                                                                250,000                  -
        Principal payments received on mezzanine investment                                       10,000             43,333
                                                                                       --------------------------------------
Net cash provided by investing activities                                                        260,000             43,333
                                                                                       --------------------------------------
Cash flows from financing activities:
        Borrowings (repayments) under reverse repurchase agreements, net                       1,998,000        (33,936,000)
        Dividends paid                                                                        (1,627,552)        (1,651,560)
        Repurchases of common stock                                                                    -         (2,506,276)
                                                                                       --------------------------------------
Net cash provided (used) by financing activities                                                 370,448        (38,093,836)
                                                                                       --------------------------------------
Net increase (decrease) in cash and cash equivalents                                            (644,803)             72,505
        Cash and cash equivalents at beginning of period                                         733,253           1,143,182
                                                                                       --------------------------------------
Cash and cash equivalents at end of period                                                      $ 88,450          $1,215,687
                                                                                       ======================================

Supplemental information:
        Interest paid                                                                           $807,254          $1,834,196
                                                                                       ======================================

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which except for the entries required to adopt the liquidation basis as discussed below, consist of normal and recurring accruals, necessary for a fair presentation of the consolidated financial condition of the Company at June 30, 2001 and December 31, 2000 and the results of its operations and its cash flows for the three months and six months ended June 30, 2001 and 2000. Operating results for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim periods or the year ending December 31, 2001.

Clarion was incorporated in Maryland in February 1998 and commenced its operations on June 2, 1998. The Company is a specialty finance company organized to invest in commercial mortgage-backed securities (primarily subordinate securities) commercial mortgage loans, mezzanine investments, equity investments and other real estate related investments.

On October 12, 2000, the Company's Board of Directors unanimously voted to recommend that a plan of liquidation and dissolution be submitted to its stockholders. After reviewing the Company's strategic alternatives, the Board concluded that the liquidation of the Company was the best available alternative for maximizing stockholder value and, accordingly, was in the best interest of the Company and its stockholders. On March 6, 2001, the Company's Board of Directors approved a specific plan of liquidation and dissolution and determined to submit the plan to the Company's stockholders for their consideration. On May 31, 2001, the Company's stockholders approved the liquidation agreement pursuant to which the Company's existing management agreement with Clarion Capital, LLC would be amended to provide that Clarion Capital, LLC, the existing manager of the Company's assets, will manage the liquidation of the Company.

The Company adopted the liquidation basis of accounting as of June 30, 2001. Accordingly, the Company's assets are stated at their estimated net realizable values and liabilities include estimated costs and expenses to be incurred through the anticipated date of liquidation. Prior to June 30, 2001, the Company's books were maintained on the going concern basis of accounting. Because most of the Company's investments were carried at their estimated fair values, adoption of the liquidation basis of accounting did not have a material effect on the Company's net assets. However, due to changes in market conditions, the timing of sales, and other factors, the amounts ultimately realized upon liquidation of the Company's investments may differ, perhaps materially, from the carrying amounts as of June 30, 2001.

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

RISK MANAGEMENT

During the first quarter of 2001 the Company implemented a hedging strategy based on the use of Treasury yield locks. A Treasury yield lock is a contract to sell short a specific Treasury and buy it back on a specified date sometime in the future. The Company utilized these contracts as a means of mitigating ("hedging") the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. These instruments are recorded at fair value, with unrealized gains or losses recorded in earnings as part of the gain (loss) on securities-trading.

OTHER INVESTMENTS

The Company's 10% interest in Clarion Capital, LLC (the "Manager") along with an option to purchase the remaining 90% membership interest was sold to the Manager for $250,000 pursuant to the plan of liquidation and dissolution. This sale was completed during June 2001 and resulted in no gain or loss to the Company.

The preferred interest in a limited partnership is accounted for at cost, which is deemed to approximate its net realizable value, if the preferred interest were sold outright.

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

For the three months and six months ending June 30, 2001 and 2000, diluted net income per share was the same as basic net income per share, because all outstanding stock options were not dilutive.

DIVIDENDS

On April 16, 2001, the Company made a distribution of $0.20 per share to stockholders of record at the close of business on March 31, 2001. The character of the distribution to the stockholders for income tax purposes has not been determined at this time.

INCOME TAXES

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") and has complied with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. Accordingly, the Company is not subject to federal income tax to the extent of its distributions to stockholders as long as certain asset, income and stock ownership tests are met. The Company intends to conduct its activities during the liquidation period in a manner that will enable it to maintain its REIT status.

The Company has elected mark-to market valuation treatment for its investment portfolio under Internal Revenue Code Section 475. Under this election the Company must treat all unrealized trading gains and losses as realized for income tax purposes as well as treating all trading transactions as operating gains and losses.

NOTE 3      SECURITIES - TRADING

The Company's securities - trading consist of CMBS with an estimated fair value of $43,887,481 and an amortized cost of $57,323,064 at June 30, 2001, resulting in an unrealized loss of $13,435,583 at that date. At December 31, 2000, the Company's securities - trading consisted of CMBS with an estimated fair value of $48,605,957 and an amortized cost of $60,176,274, resulting in an unrealized loss of $11,570,317 at that date.

The aggregate estimated fair values by underlying credit rating of the Company's CMBS at June 30, 2001 and December 31, 2000 are as follows:



                                         June 30, 2001                                December 31, 2000
                                       ------------------                            ---------------------
    Security Rating              Estimated Fair Value         % of Total         Estimated Fair Value        % of Total
-----------------------------------------------------------------------------------------------------------------------
AAA                               $   12,999,047                  29.6%               $        -                  0.0%
BBB                                            -                   0.0%               16,078,336                 33.1%
BB                                    20,120,516                  45.8%               20,461,704                 42.1%
B                                      6,610,374                  15.1%                7,156,176                 14.7%
B-                                     1,366,313                   3.1%                1,859,459                  3.8%
NR                                     2,791,231                   6.4%                3,050,282                  6.3%
                        -----------------------------------------------------------------------------------------------
                                  $   43,887,481                 100.0%           $   48,605,957                100.0%
                        ===============================================================================================

As of June 30, 2001, the mortgage loans underlying the CMBS interests held by the Company were secured by properties of the types and in the states identified below:

    Property Type       Percentage (1)               State          Percentage (1)
-----------------------------------------      --------------------------------------
       Retail                39.0%                     MN                 18.2%
     Multifamily             20.2                      TX                 11.3
       Office                16.4                      CA                  9.8
        Hotel                12.0                      NY                  8.3
        Other                12.4                All others (2)           52.4


(1) Based on a percentage of the total unpaid principal balance of the underlying loans.

(2) No other state comprises more than 5% of the total.

As of June 30, 2001, the weighted average unpaid principal balance of loans underlying the CMBS investments of the Company that are more than 60 days delinquent is 0.06% of the unpaid principal balance of the total collateral as of that date.

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

On February 16, 2001, the Company closed all of its contracts to sell U.S. Treasury securities (short sales) and entered into a Treasury yield lock to hedge the interest rate risk of its CMBS portfolio. A Treasury yield lock is a contract to sell short a specific U.S. Treasury and buy it back on a specified date sometime in the future. These instruments are recorded at fair value, with unrealized gains or losses recorded in earnings as part of the gain (loss) on securities-trading. The contract has a notional amount of $31,593,000, is referenced to the US Treasury, 5.50%, 05/15/09 and was scheduled to terminate on August 20, 2001. The fair value of this contract at June 30, 2001 was an asset of $128,238, which is included in other assets on the balance sheet. The net gain on the Company's hedging activities for the three and six months ended June 30, 2001 was $849,964 and $331,205, respectively, which is included in gains from securities-trading in the consolidated statement of operations. In addition, the Company earned $200,080 on short sale proceeds held by brokers and incurred interest of $197,385 on the short sales contracts prior to their termination during the first quarter of 2001.

On July 31, 2001, the Company closed the Treasury yield lock and realized a loss of approximately $655,000. This loss resulted from a decrease in the yield on the related US Treasury during July of approximately 0.42% and corresponded to an increase in the Company's CMBS investments. On July 31, 2001 the Company opened contracts to sell U.S. Treasury securities (short sales) as a means of hedging its interest rate risk.

The unrealized gain (loss) on the short US Treasury contracts for the three months and six months ending June 30, 2000 was $526,398 and ($1,224,265), respectively, which is included in gain (loss) from securities-trading in the consolidated statement of operations. The realized gain (loss) on these contracts for the three months and six months ended June 30, 2000 was ($550,332) and $375,500, respectively, which is included in gain (loss) from securities-trading in the consolidated statement of operations.

The Company earned $390,637 and $715,790 on short sale proceeds held by brokers and incurred interest of $358,230 and $713,838 on the short sales contracts for the three months and six months ending June 30, 2000, respectively.

NOTE 4     TRANSACTIONS WITH AFFILIATES

Clarion has a management agreement with the Manager, as amended by the liquidation agreement, under which the Manager manages the Company's day-to-day operations during the liquidation process, subject to the direction and oversight of Clarion's Board of Directors. The Company pays the Manager a monthly fee plus various incentives based on the Manager's performance.

The management fee as amended by the liquidation agreement is payable commencing June 1, 2001 and until such time as the manager has sold the last CMBS asset of the Company or the management agreement terminates. The manager will receive a monthly fee as follows: $44,000 for June 2001 through November 2001; $25,000 for December 2001 and January 2002; and $7,500 for each subsequent month. Upon the complete liquidation of all of the CMBS assets of the Company, for the eighteen calendar months from June 1, 2001 through November 30, 2002, but prior to the dissolution of the Company, the monthly fee payable to the manager will be reduced to $7,500. At any point following the reduction of the monthly fee to $7,500, the Company can terminate this agreement. Upon the sale or liquidation of the mezzanine investment or termination of the management agreement prior to the sale or liquidation of the mezzanine investment, the manager will receive a one-time fee of $80,000. Upon completion of the sale or liquidation of the CMBS assets, the manager will receive additional compensation according to the following schedule:

                             If sale of last CMBS asset         Manager will receive
                                    occurs in month          additional compensation of:
                            ------------------------------- ------------------------------
                                     August 2001                      $472,000
                                    September 2001                     428,000
                                     October 2001                      384,000
                                    November 2001                      340,000
                                    December 2001                      290,000
                                     January 2002                      265,000
                                February 2002 or later                 250,000

In accordance with the terms of the management agreement and the management agreement as amended by the liquidation plan, the Company paid $125,748 and $255,171 in management fees for the three months and six months ended June 30, 2001. In addition, the Company has accrued $640,000 in management fees into the reserve for estimated costs during liquidation. The Company incurred $127,617 and $256,481 in management fees for the three months and six months ended June 30, 2000, respectively. The Company has not accrued for, or paid, the Manager any incentive compensation since inception.

NOTE 5     REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements with Bear Stearns to finance a portion of its investments. As of June 30, 2001 and December 31, 2000, the Company had entered into repurchase agreements in the amount of $16,098,000 and $14,100,000, respectively. The maturity of the agreements as of June 30, 2001 was 31 days and the weighted average interest rate was 4.39%, based on one-month LIBOR plus a weighted average spread of 0.52%. The maturity of the agreements as of December 31, 2000 was 29 days and the weighted average interest rate was 7.40%, based on one-month LIBOR plus a weighted average spread of 0.84%. The repurchase agreements are collateralized by certain of the Company's portfolio of CMBS investments, with an aggregate carrying value of approximately $24.3 million at June 30, 2001, including one asset which was sold on June 28, 2001 and settled on July 3, 2001. The proceeds of the sale are included in trade receivable on the balance sheet and were used to reduce the related repurchase agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was organized in February 1998 to invest in commercial mortgage-backed securities (primarily subordinate securities), commercial mortgage loans, mezzanine investments, equity investments, and other real estate related investments. The Company is currently in the process of liquidation.

The following discussion of the Company's financial condition, results of operations, and capital resources and liquidity should be read in conjunction with the Company's financial statements and related notes.

MARKET CONDITIONS:

Spreads on investment grade CMBS decreased by approximately 20 basis points, while spreads on CMBS rated BB remained unchanged and spreads for CMBS rated B increased by 125 basis points. The price of a fixed income security (such as a CMBS) or a commercial loan is often determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security increases (decreases), the value of the security decreases (increases).

The ten-year U.S Treasury rate increased approximately 0.50% for the three months ended June 30, 2001. This compares to an increase 0.01% in the three months ended June 30, 2000. In the same way that a change in spread for CMBS causes its value to change, changing interest rates also causes its value to change. In order to offset the potential change in CMBS value due to changing interest rates, the Company "sells short" U.S. Treasury securities or enters into Treasury yield lock contracts. In the three months ended June 30, 2001 and 2000, the Company's hedging activities effectively offset the change in value of the Company's CMBS positions due to the change in interest rates.

RESULTS OF OPERATIONS

General:

Net loss for the three months and six months ending June 30, 2001 amounted to $1,560,316 or $0.38 per share, basic and diluted, and $637,671 or $0.16 per share, basic and diluted, respectively. The net loss for the three months ending June 30, 2001 was attributable primarily to income from investments of $1.6 million. This was offset by net realized and unrealized losses from securities-trading of $1.4 million, interest expense of $0.2 million, other expenses of $0.4 million and the accrual of estimated costs to be incurred during the liquidation period of $1.1 million. The net income for the six months ending June 30, 2001 was attributable primarily to income from investments of $3.2 million and was offset by interest expense of $0.6 million, other expenses of $0.9 million, estimated liquidation costs of $1.1 million and a $1.3 million loss (realized and unrealized) from securities-trading.

Net income for the three months and six months ending June 30, 2000 amounted to $193,973 or $0.05 per share, basic and diluted, and $1,883,936 or $0.46 per share, basic and diluted, respectively. The net income for the three months ending June 30, 2000 was attributable primarily to income from investments of $2.5 million. This was offset by interest expense of $1.0 million, net loss (realized and unrealized) from securities-trading of $0.8 million and other expenses of $0.5 million. The net income for the six months ending June 30, 2000 was attributable primarily to income from investments of $5.5 million and was offset by interest expense of $2.4 million, other expenses of $0.8 million, and a $0.4 million loss (realized and unrealized) from securities-trading.

Investment Income:

For the three months and six months ending June 30, 2001 and for the three months and six months ending June 30, 2000, the Company earned income from investments, as follows:


                                                    Three Months          Six Months          Three Months          Six Months
                                                       Ending               Ending               Ending               Ending
                Investment                         June 30, 2001        June 30, 2001        June 30, 2000        June 30, 2000
-------------------------------------------------------------------------------------------------------------------------------
CMBS                                               $  1,438,492         $  2,747,847         $  1,949,833         $  4,431,480
Deposits with brokers as collateral
 for securities sold short                                    -              200,080              390,637              715,790
Mezzanine investment                                    128,521              255,804               90,898              225,301
Cash and cash equivalents                                 4,885               10,541               71,945               79,279
                                           ------------------------------------------------------------------------------------
TOTAL                                              $  1,571,898         $  3,214,272         $  2,503,313         $  5,451,850
                                           ====================================================================================

Interest Expense:

For the three months and six months ending June 30, 2001, the Company incurred interest expense of $215,562 and $377,446, respectively from repurchase agreements and $0 and $197,386 from government securities sold short, respectively.

As of June 30, 2001 and December 31, 2000, the Company had entered into repurchase agreements in the amount of $16,098,000 and $14,100,000, respectively. The weighted average interest rates were 4.39% and 7.40%, respectively, and are based on a variable rate, one-month LIBOR plus a weighted average spread of 0.52% and 0.84%, respectively. All of the Company's repurchase agreements are with Bear Stearns.

During the first quarter of 2001, the Company closed all short positions in U.S. Treasury securities. The Company utilized a Treasury yield lock contract to hedge certain assets in its CMBS portfolio. The Treasury yield lock open at June 30, 2001 has a notional amount of $31,953,000, is referenced to the U.S. Treasury 5.50%, 05/15/09, and matures on August 20, 2001. The fair value of this contract at June 30, 2001 was $128,238 which is included in "accrued interest receivable and other assets" on the balance sheet.

On July 31, 2001, the Company closed the Treasury yield lock and realized a loss of approximately $655,000. This loss resulted from a decrease in the yield on the related US Treasury during July of approximately 0.42% and corresponded to an increase in the Company's CMBS investments. On July 31, 2001 the Company opened contracts to sell U.S. Treasury securities (short sales) as a means of hedging its interest rate risk.

As of December 31, 2000, the Company had the following open short positions in U.S. Treasury securities: $2,263,000 (face) of U.S. Treasury 5.25%, 02/15/2029 and $25,516,000 (face) of U.S. Treasury 5.50%, 05/15/2009.

Other Expenses:

In accordance with the terms of the management agreement and the management agreement as amended by the liquidation plan, the Company paid $125,748 and $255,171 in management fees for the three months and six months ended June 30, 2001, respectively. In addition, the Company has accrued $640,000 in management fees into the reserve for estimated costs during liquidation. The Company incurred $127,617 and $256,481 in management fees for the three months and six months ended June 30, 2000, respectively. The Company has not accrued for, or paid, the Manager any incentive compensation since inception.

Other Operating Gains & Losses

For the three months and six months ending June 30, 2001, the Company recorded realized and unrealized losses of $1,353,764 and $1,288,251, respectively, on its securities portfolio. For the three months and six months ending June 30, 2000, the Company recognized losses of $759,666 and $395,502 respectively, on its securities portfolio.

In the three months ending June 30, 2001 the Company sold one of its CMBS investments for total proceeds of $5,765,388. This transaction resulted in a realized loss of $11,722.

CHANGES IN FINANCIAL CONDITION

General: Total assets as of June 30, 2001, amounted to $54.1 million and were comprised primarily of $43.9 million of CMBS, a mezzanine investment of $3.6 million and a trade receivable of $5.8 million. Total liabilities of the Company as of June 30, 2001 amounted to $17.6 million and were comprised primarily of repurchase agreements in the amount of $16.1 million and a reserve for estimated costs during liquidation period of $1.1 million.

CAPITAL RESOURCES AND LIQUIDITY:

Liquidity is a measurement of the Company's ability to meet its potential cash requirements during the liquidation period including ongoing commitments to repay borrowings and other general business purposes. The Company's primary sources of funds for liquidity consist of repurchase agreements and maturities and principal payments on securities and loans, and proceeds from sales thereof. The Company believes that its cash on hand, earnings from its assets and proceeds from sales will be adequate to support the Company and pay its obligations during the liquidation period.

The Company's operating activities used cash of $1.3 million during the six months ending June 30, 2001. This was due primarily to the Company's trading and hedging activities. This compares with the Company's operating activities during the six months ending June 30, 2000, which generated cash flows of $38.1 million. This was due primarily to an excess of interest income on investments over financing costs of approximately $2.3 million and net proceeds from purchasing and selling commercial mortgage backed securities of $36.5 million, which was used primarily to reduce outstanding debt.

The Company's investing activities provided cash of $0.3 million during the six months ending June 30, 2001, due primarily to the sale of the Company's investment in the Manager.

The Company's financing activities generated cash of $0.4 million during the six months ending June 30, 2001, due primarily to proceeds from borrowings on repurchase agreements of $2.0 million and offset by distributions to shareholders of $1.6 million. The Company's financing activities used cash of $38.1 million during the six months ending June 30, 2000, due primarily to payments made on repurchase agreements of $33.9 million, purchases of treasury stock of $2.5 million and distributions to shareholders of $1.7 million.

On October 12, 2000, the Company's Board of Directors unanimously voted to recommend that a plan of liquidation and dissolution be submitted to its stockholders. After reviewing the Company's strategic alternatives, the Board concluded that the liquidation of the Company was the best available alternative for maximizing stockholder value and, accordingly, was in the best interest of the Company and its stockholders. On March 6, 2001, the Company's Board of Directors approved a specific plan of liquidation and dissolution and determined to submit the plan to the Company's stockholders for their consideration. On May 31, 2001, the Company's stockholders approved the liquidation agreement pursuant to which the Company's existing management agreement with Clarion Capital, LLC would be amended to provide that Clarion Capital, LLC, the existing manager of the Company's assets, will manage the liquidation of the Company.

The Company has begun the process of liquidating its assets, pursuant to the plan of liquidation. Three CMBS assets were sold in June and July for proceeds totaling approximately $22.5 million. The proceeds were used to pay off the repurchase agreements, with the excess available for liquidating distributions to the stockholders. The timing and amount of any distributions depends upon a variety of factors, some of which are not under the Company's control. Although the Company considers its assumptions and estimates of the values and timing of the liquidation to be reasonable, there can be no assurance that the values ultimately realized, the timing of such sales and the costs actually incurred during liquidation will not be materially different from the Company's estimate.

Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that may have a significant effect on liquidity.

STOCKHOLDERS' EQUITY/NET ASSETS IN LIQUIDATION

Net assets in liquidation as of June 30, 2001 was $36.6 million. In the six months ending June 30, 2001, stockholders' equity/net assets in liquidation decreased by $1.4 million. This decrease was due to the net loss from operations of $0.6 million and by the payment of $0.8 million in distributions.

SUBSEQUENT EVENT: SALE OF SECURITIES

On July 30, 2001, the Company sold two of its CMBS assets to an unaffiliated broker-dealer for total proceeds of $16.7 million. The sale was an arms length transaction following the solicitation of bids from several dealers in such securities.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     At June 30, 2001 there were no legal proceedings to which the Company was a party or of which any of its property was subject.

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

                                   CLARION COMMERCIAL HOLDINGS, INC,

Dated: August 13, 2001             By: /s/ Fredrick D. Arenstein




                                   -------------------------------------------
                                   Name: Fredrick D. Arenstein
                                   Title: Treasurer