Form 10-Q
period 2001-09-30
CLARION COMMERCIAL HOLDINGS INC
filed 2001-11-14
CIK 1056880

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

                For the quarterly period ended September 30, 2001

                         Commission File Number: 1-14167

                        CLARION COMMERCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                       Maryland                                        13-3988895
------------------------------------------------------------------------------------------------
           (State or other jurisdiction of                (I.R.S. Employer Identification No.)
            incorporation or organization)

                 335 Madison Avenue,                                     10017
                  New York, New York
------------------------------------------------------------------------------------------------
       (Address of principal executive offices)                        (Zip Code)

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

                                 Yes (X) No ( )


As of November 13, 2001, 4,078,393 shares of Class A Common Stock ($.001 par value) were outstanding.

                        CLARION COMMERCIAL HOLDINGS, INC.
                                    FORM 10-Q

                                      INDEX


PART I      FINANCIAL INFORMATION........................................................................3

   Item 1:     Financial Statements......................................................................3
      Consolidated Statements of Financial Condition/Net Assets..........................................3
      Consolidated Statement of Changes in Net Assets in Liquidation.....................................4
      Consolidated Statements of Operations (Going Concern Basis)........................................5
      Consolidated Statements of Cash Flows (Going Concern Basis)........................................6
      NOTES TO FINANCIAL STATEMENTS......................................................................7

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......10

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................13

PART II - OTHER INFORMATION.............................................................................13

   Item 1. Legal Proceedings............................................................................13

   Item 2. Changes in Securities and Use of Proceeds....................................................13

   Item 3. Defaults Upon Senior Securities..............................................................13

   Item 4. Submission of Matters to a Vote of Security Holders..........................................13

   Item 5. Other Information............................................................................13

   Item 6. Exhibits and Reports on Form 8-K.............................................................13

SIGNATURES..............................................................................................14

                          PART I FINANCIAL INFORMATION

Item 1: Financial Statements

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION/NET ASSETS
                                   (Unaudited)

                                                                                          Liquidation        Going Concern
                                                                                             Basis               Basis
                                                                                         September 30,        December 31,
                                                                                              2001                2000
                                                                                         ---------------------------------
                                         ASSETS
Cash and cash equivalents                                                                  $ 19,706,568        $   733,253
Securities - trading, at fair value                                                          14,716,202         48,605,957
Other investments                                                                             3,614,671          3,918,651
Deposits with brokers as collateral for securities sold short                                 9,587,700         28,023,910
Accrued interest receivable and other assets                                                          -            644,225
                                                                                          -------------     --------------
      Total assets                                                                           47,625,141        $81,925,996
                                                                                          -------------     ==============
                                       LIABILITIES
Repurchase agreements                                                                                 -        $14,100,000
Government securities sold short                                                              9,913,320         28,225,294
Dividends payable                                                                                     -            812,873
Other liabilities                                                                                     -            844,464
Reserve for estimated costs during liquidation period                                           733,934                  -
                                                                                          -------------     --------------
      Total liabilities                                                                      10,647,254         43,982,631
                                                                                          -------------     --------------
                         STOCKHOLDERS' EQUITY/NET ASSETS
Preferred Stock, par value $.01 per share, 25,000,000 shares
     Authorized; no shares issued                                                                                        -
Class A Common Stock, par value $.001 per share, 74,000,000 shares
     Authorized; 4,078,393 and 4,064,367 shares issued and outstanding
     On September 30, 2001 and December 31, 2000, respectively                                                       4,064
Class B Common Stock, par value $.001 per share, 1,000,000 shares
     Authorized; 175,000 shares  issued;
     Converted to Class A shares January 1, 2000                                                                         -
Additional paid-in capital                                                                                      88,078,116
Net loss and distributions                                                                                     (50,138,815)
                                                                                                          ----------------

Total stockholders' equity                                                                                      37,943,365
                                                                                                          ----------------

      Total liabilities and stockholders' equity                                                              $ 81,925,996
                                                                                                          ================
      Net assets in liquidation                                                            $ 36,977,887
                                                                                         ===============


        The accompanying notes are an integral part of these consolidated financial statements.

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)


REVENUES
      Interest income from securities - trading                                             $       1,039,742
      Income from other investments                                                                   129,755
      Interest income from cash and cash equivalents                                                   17,704
                                                                                            ------------------
          TOTAL REVENUES
                                                                                                    1,187,201
                                                                                            ------------------
EXPENSES
       Interest
                                                                                                      120,004
                                                                                            ------------------
CHANGES IN NET REALIZABLE VALUE OF INVESTMENTS
                                                                                                     (645,825)
                                                                                            ------------------
INCREASE IN NET ASSETS IN LIQUIDATION DURING THE PERIOD                                               421,372

NET ASSETS IN LIQUIDATION, BEGINNING OF PERIOD
                                                                                                   36,556,515
                                                                                            ------------------
NET ASSETS IN LIQUIDATION, END OF PERIOD                                                    $      36,977,887
                                                                                            ==================


        The accompanying notes are an integral part of these consolidated financial statements.

               CLARION COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                                              FOR THE SIX MONTHS     FOR THE THREE         FOR THE NINE
                                                                    ENDED             MONTHS ENDED         MONTHS ENDED
                                                                   June 30,           September 30,        September 30,
                                                                    2001                  2000                 2000
                                                            ---------------------------------------------------------------
 Income:
     Interest income from securities - trading                      $   2,947,927          $ 2,513,841         $  7,661,111
     Income from other investments                                        255,804              130,470              355,771
     Interest income from cash and cash equivalents                        10,541               21,490              100,769
                                                            ---------------------------------------------------------------
        Total income                                                    3,214,272            2,665,801            8,117,651
                                                            ---------------------------------------------------------------
 Expenses:
     Interest                                                             574,832            1,089,642            3,449,290
     Management fee                                                       255,171              134,772              391,253
     Other expenses                                                       618,503              221,319              777,602
                                                            ---------------------------------------------------------------
        Total expenses                                                  1,448,506            1,445,733            4,618,145
                                                            ---------------------------------------------------------------
 Other operating gains and losses:
     Loss  from securities-trading                                     (1,288,251)            (689,543)          (1,085,045)
                                                            ---------------------------------------------------------------
 Income - going concern basis                                             477,515              530,525            2,414,461
     Estimated costs during liquidation period                          1,115,186                                         -
                                                            ---------------------------------------------------------------
 Net Income                                                          $   (637,671)         $   530,525         $  2,414,461
                                                            ===============================================================
 Net Income per share:
     Basic                                                           $      (0.16)         $      0.13         $       0.58
                                                            ===============================================================
     Diluted                                                         $      (0.16)         $      0.13         $       0.58
                                                            ===============================================================
 Weighted average shares
     Basic                                                              4,073,393            4,063,142            4,165,137
                                                            ===============================================================
     Diluted                                                            4,073,393            4,063,142            4,165,137
                                                            ===============================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CLARION COMMERCIAL HOLDINGS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                                                                        FOR THE SIX         FOR THE NINE
                                                                                        MONTHS ENDED        MONTHS ENDED

                                                                                          June 30,         September 30,
                                                                                            2001                2000
                                                                                    ----------------------------------------
 Cash flows from operating activities:
       Net income                                                                          $   (637,671)        $ 2,414,461
 Adjustments to reconcile net income to net cash used by
     Operating activities:
       Accretion and amortization, net                                                         (183,040)           (459,025)
       Issuance of shares - fees and compensation                                                65,500              84,500
       Net increase (decrease) in unrealized loss on securities-trading                       1,865,264            (402,386)
       Change in unrealized (gain) loss on government securities sold short                  (1,916,881)          2,131,021
       Decrease (increase) in accrued interest receivable & other assets                       (116,507)           (268,340)
       Decrease in other liabilities                                                           (479,450)            135,335
       Increase in estimated costs during liquidation period                                  1,115,186                   -
       Purchase of securities-trading                                                       (18,779,453)        (50,993,555)
       Sale and principal payments of securities-trading                                     21,841,692          86,040,442
       Increase in trade receivable                                                          (5,765,388)                  -
       Decrease in deposits with broker as collateral for securities sold short              28,023,910         (10,471,055)
       Decrease in government securities sold short                                         (26,308,413)          8,484,803
                                                                                    ----------------------------------------
 Net cash provided (used) by operating activities                                            (1,275,251)         36,696,201
                                                                                    ----------------------------------------

 Cash flows from investing activities:
       Sale of other investments                                                                250,000                  -
       Principal payments received on mezzanine investment                                       10,000             48,333
                                                                                    ----------------------------------------

 Net cash provided by investing activities                                                      260,000             48,333
                                                                                    ----------------------------------------


 Cash flows from financing activities:
       Borrowings (repayments) under reverse repurchase agreements, net                       1,998,000        (32,299,000)
       Dividends paid                                                                        (1,627,552)        (2,463,956)
       Repurchases of common stock                                                                    -         (2,506,276)
                                                                                    ----------------------------------------
 Net cash provided (used) by financing activities                                               370,448        (37,269,232)
                                                                                    ----------------------------------------

 Net increase (decrease) in cash and cash equivalents                                          (644,803)          (524,698)
       Cash and cash equivalents at beginning of period                                         733,253          1,143,182
                                                                                    ----------------------------------------
       Cash and cash equivalents at end of period                                              $ 88,450           $618,484
                                                                                    ========================================

 Supplemental information:
       Interest paid                                                                         $  807,254        $ 3,447,416
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

The Company adopted the liquidation basis of accounting as of June 30, 2001. Under liquidation basis accounting, the Company's revenues and expenses are reported as changes in net assets in liquidation. Additionally, under liquidation basis accounting, the Company's assets are stated at their estimated net realizable values and liabilities include estimated costs and expenses to be incurred through the anticipated date of liquidation. Under the liquidation basis of accounting, statements of operations, cash flows and earnings per share are not presented.

Due to changes in market conditions, the timing of sales, and other factors, the amounts ultimately realized upon liquidation of the Company's investments may differ, perhaps materially, from the carrying amounts as of September 30, 2001.


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

A summary of the Company's significant accounting policies follows:

SECURITIES TRADING

Securities - trading are carried at their estimated value, which is deemed to approximate their net realizable value. The net realized and unrealized gains or losses are included in changes in net assets in liquidation under liquidation basis and in gain or loss from securities-trading under going concern basis. For a description of the methodology used in determining the fair value of the Company's CMBS investments, refer to Note #3. Interest income is recognized as collectibility is assured under liquidation basis and on an effective yield method under going concern basis.

RISK MANAGEMENT

In the third quarter of 2001 the Company closed the Treasury yield contracts and returned to the utilization of the short sale of U.S. Treasury securities to hedge its interest rate risk. The short sale of treasury securities entails the Company entering into contracts to sell securities that it does not own at the time of the sale, at a specified price at a specified time (short sales). The Company utilizes these contracts as a means of mitigating ("hedging") the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. These contracts involve the sale of U.S. Treasury securities borrowed from a broker. The broker retains the proceeds from the sale until the Company replaces the borrowed securities. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. If the market value of the securities involved in the short sale increases, the Company may be required to meet a "margin call". The Company accounts for its liability to return the borrowed securities under short sales contracts at their market values, with unrealized gains or losses recorded in changes in net realizable value of investments under liquidation basis and in earnings under a going concern basis. Income earned on the proceeds on deposit with brokers is included in interest income from securities-trading, and interest due under the short sales is included in interest expense.

OTHER INVESTMENTS

The Company's 10% interest in Clarion Capital, LLC (the "Manager") along with an option to purchase the remaining 90% membership interest was sold to the Manager pursuant to the plan of liquidation and dissolution. This sale was completed during June 2001 and resulted in no gain or loss to the Company.

The preferred interest in a limited partnership is accounted for at cost, which is deemed to approximate its net realizable value.

DIVIDENDS

On April 16, 2001, the Company made a distribution of $0.20 per share to stockholders of record at the close of business on March 31, 2001. The character of the distribution to the stockholders for income tax purposes has not been determined at this time.

On October 26, 2001, the Company made its first liquidating distribution of $4.00 per share to holders of record at the close of business on October 19, 2001. The Company expects all liquidating distribution to be treated as a return of capital for income tax purposes.


NOTE 3    SECURITIES - TRADING


The Company's securities - trading consist of CMBS with an estimated fair value of $14,716,202 and an amortized cost of $25,307,584 at September 30, 2001, resulting in an unrealized loss of $10,591,382 at that date. At December 31, 2000, the Company's securities - trading consisted of CMBS with an estimated fair value of $48,605,957 and an amortized cost of $60,176,274, resulting in an unrealized loss of $11,570,317 at that date.

The aggregate estimated fair values by underlying credit rating of the Company's CMBS at September 30, 2001 and December 31, 2000 are as follows:

                                      September 30, 2001                              December 31, 2000
                                      ------------------                              -----------------
     Security Rating       Estimated Fair Value         % of Total         Estimated Fair Value        % of Total
-----------------------------------------------------------------------------------------------------------------------
BBB                               $            -                   0.0%               16,078,336                 33.1%
BB                                     4,092,930                  27.8%               20,461,704                 42.1%
B                                      6,754,112                  45.9%                7,156,176                 14.7%
B-                                     1,369,160                   9.3%                1,859,459                  3.8%
NR                                     2,500,000                  17.0%                3,050,282                  6.3%
                        -----------------------------------------------------------------------------------------------
                                  $   14,716,202                 100.0%           $   48,605,957                100.0%
                        ===============================================================================================

As of September 30, 2001, the mortgage loans underlying the CMBS interests held by the Company were secured by properties of the types and in the states identified below:


    Property Type       Percentage (1)               State          Percentage (1)
-----------------------------------------      --------------------------------------
       Retail                31.7%                     NJ                 13.5%
        Hotel                20.1                      CA                 10.4
    Multi-Family             19.2                      MN                  7.7
       Office                14.3                      IL                  7.6
        Other                14.7                      TX                  6.2
                                                       GA                  6.1
                                                 All others (2)           48.5

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2)  No other state comprises more than 6% of the total.

As of September 30, 2001, the weighted average unpaid principal balance of loans underlying the CMBS investments of the Company that are more than 60 days delinquent is 0.18% of the unpaid principal balance of the total collateral as of that date.

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

The Company earned $996,852 of interest income on securities-trading and incurred $42,337 of interest expense on repurchase agreements, for the three months ended September 30, 2001

The Company earned $42,891 on short sale proceeds held by brokers and incurred interest of $77,667 on the short sales contracts for the three months ending September 30, 2001.

The net realized and unrealized gain on the Company's securities portfolio for the three months ending September 30, 2001 was $465,860 which is included in changes in net realizable value of investments on the statement of changes in net assets in liquidation.

The net realized and unrealized loss on the Company's hedging activities for the three months ended September 30, 2001 was $1,111,685, which is included in changes in net realizable value of investments on the statement of changes in net assets in liquidation.



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



 If sale of last CMBS asset         Manager will receive
       occurs in month           additional compensation of:
       ---------------           ---------------------------
         October 2001                     $384,000
        November 2001                      340,000
        December 2001                      290,000
         January 2002                      265,000
    February 2002 or later                 250,000


In accordance with the terms of the management agreement and the management agreement as amended by the liquidation plan, the Company paid $132,000 in management fees for the three months ended September 30, 2001. In addition, the Company has accrued $508,000 in management fees into the reserve for all estimated costs during liquidation. The Company has not accrued for, or paid, the Manager any incentive compensation since inception.



NOTE 5   REPURCHASE AGREEMENTS


The Company had entered into repurchase agreements with Bear Stearns to finance a portion of its investments. As of December 31, 2000, the Company had entered into repurchase agreements in the amount $14,100,000. The maturity of the agreements as of December 31, 2000 was 29 days and the weighted average interest rate was 7.40%, based on one-month LIBOR plus a weighted average spread of 0.84%. The repurchase agreements were paid off during the third quarter of 2001.



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

MARKET CONDITIONS:

During the third quarter of 2001, spreads on investment grade CMBS increased by approximately 25 basis points, while spreads on CMBS rated BB increased by approximately 30 basis points and spreads for CMBS rated B increased by 75 basis points. The price of a fixed income security (such as a CMBS) or a commercial loan is often determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security increases (decreases), the value of the security decreases (increases).

The ten-year U.S Treasury rate decreased approximately 0.82% for the three months ended September 30, 2001. In the same way that a change in spread for CMBS causes its value to change, changing interest rates also causes its value to change. In order to offset the potential change in CMBS value due to changing interest rates, the Company "sells short" U.S. Treasury securities. In the three months ended September 30, 2001, the Company's hedging activities effectively offset the change in value of the Company's CMBS positions due to the change in interest rates.

CHANGES IN NET ASSETS IN LIQUIDATION

General:

Because the Company adopted the liquidation basis of accounting and effectively ceased operations effective June 30, 2001, comparison of its activities subsequent to that date to operating results of prior periods is not meaningful and is not presented herein. Net change in net assets in liquidation for the three months ending September 30, 2001 amounted to $0.4 million. The net change in net assets in liquidation was attributable primarily to income from investments of $1.2 million. This was offset by net realized and unrealized losses from securities-trading of $0.6 million and interest expense of $0.1 million.


Investment Income:


For the three months ending September 30, 2001 the Company earned income from investments, as follows:


                                                          Three Months
                                                              Ending
                 Investment                              September 30, 2001
---------------------------------------------------------------------------
CMBS                                                          $  996,852
Deposits with brokers as collateral
 for securities sold short                                        42,890
Mezzanine investment                                             129,755
Cash and cash equivalents                                         17,704
                                                             ------------
TOTAL                                                         $1,187,201
                                                             ============

Interest Expense:


For the three months ending September 30, 2001, the Company incurred interest expense of $42,337 from repurchase agreements and $77,667 from government securities sold short.

As of December 31, 2000, the Company had entered into repurchase agreements in the amount of $14,100,000. At December 31, 2000 the weighted average interest rate was 7.40%, and was based on a variable rate, one-month LIBOR plus a weighted average spread of 0.84%. All of the repurchase agreements were paid off during the third quarter of 2001. All of the Company's repurchase agreements were with Bear Stearns.

On July 31, 2001 the Company closed the Treasury yield lock and opened contracts to sell US Treasury securities (short sales). As of September 30, 2001, the Company had the following open short positions in U.S. Treasury securities:
$9,648,000 (face) of U.S. Treasury 5.00%, 02/15/2011.

Management Fees:

In accordance with the terms of the management agreement and the management agreement as amended by the liquidation plan, the Company paid $132,000 in management fees for the three months ended September 30, 2001. This reduced the management fee component in the reserve for liquidation to $552,000, which the Company believes is adequate to cover management fees to be incurred until final liquidation. The Company has not accrued for, or paid, the Manager any incentive compensation since inception.

Change in Net Realizable Value of Investments:

The net realized and unrealized gain on the Company's securities portfolio for the three months ending September 30, 2001 was $465,860.

The net realized and unrealized loss on the Company's hedging activities for the three months ended September 30, 2001 was $1,111,685.



CHANGES IN FINANCIAL CONDITION


General: Total assets as of September 30, 2001, amounted to $47.6 million and were comprised primarily of $19.7 million in cash and cash equivalents, $14.7 million of CMBS, a mezzanine investment of $3.6 million and deposits with brokers as collateral for securities sold short of $9.6 million. Total liabilities of the Company as of September

30, 2001 amounted to $10.6 million and were comprised primarily of government securities sold short in the amount of $9.9 million and a reserve for estimated costs during liquidation period of $0.7 million.


CAPITAL RESOURCES AND LIQUIDITY:

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

The Company has begun the process of liquidating its assets, pursuant to the plan of liquidation. Through September 30, 2001 five CMBS assets were sold for proceeds totaling approximately $35.3 million. The proceeds were used to pay off the repurchase agreements financing its assets, with the excess available for liquidating distributions to the stockholders. The first liquidating distribution was paid on October 26, 2001 to holders of record as of the close of business on October 19, 2001. The timing and amount of any further distributions depends upon a variety of factors, some of which are not under the Company's control. Although the Company considers its assumptions and estimates of the values and timing of the liquidation to be reasonable, there can be no assurance that the values ultimately realized, the timing of such sales and the costs actually incurred during liquidation will not be materially different from the Company's estimate.


Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that may have a significant effect on liquidity.

NET ASSETS IN LIQUIDATION

Net assets in liquidation as of September 30, 2001 was $37.0 million. In the three months ending September 30, 2001, net assets in liquidation increased by $0.4 million. This increase was due to the excess of investment income over expenses of $1.1 million offset by a decrease in net realizable value of investments of $0.6 million.

SUBSEQUENT EVENT: SALE OF INVESTMENTS

In October 2001, the Company sold two of its CMBS assets to an unaffiliated broker-dealer for total proceeds of $6.6 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


The primary market risks to which the investments of the Company are exposed are lending environments, interest rate risk, real estate cash flows and CMBS spread risk, which are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in these factors can affect the amounts the Company will realize upon liquidation of its investments. Changes in the general level of interest rates can also affect the net interest income of the Company earned during the liquidation period.


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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     At September 30, 2001 there were no legal proceedings to which the Company was a party or of which any of its property was subject.


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


                                        CLARION COMMERCIAL HOLDINGS, INC,


Dated: November 13, 2001                By: /s/ Fredrick D. Arenstein
                                        --------------------------------------
                                        Name: Fredrick D. Arenstein
                                        Title: Treasurer